Form 10QSB
period 2000-06-30
CIRO INTERNATIONAL INC
filed 2000-08-17
CIK 1059677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB


   Quarterly Report Section 13 or 15(d) of the Securities Exchange Act of 1934

                       For the Quarter ended June 30, 2000

                           Commission File No. 0-30646

                            CIRO INTERNATIONAL, INC.


   A Nevada Corporation                                13-3963499
 (State of Incorporation)                    (Employer Identification no.)

                           445 Fifth Avenue, Ste. 11A
                               New York, New York
                                      10016

                    Issuer's telephone number: (212) 481-1322


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                   Yes __X__                   No _____


     The number of shares outstanding of the Issuer's common stock as of June 30, 2000 was 7,160,000

ITEM 2 MANAGEMENT'S DISCUSSION AND ANAYLYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Overview

Ciro International, Inc. ("Company") exists primarily as a holding company. The Company's wholly owned subsidiary, Ciro Jewelry, Inc. (Ciro Jewelry") generates income as a result of the licensing of the CIRO name in connection with the sale of fashion (costume) Jewelry. Ciro Jewelry currently has 3 licensees in the United States, Korea, Mexico, and Russia who operate approximately 5 fashion jewelry stores using the CIRO name. The Company is seeking additional licensees. The Company does not manufacture or distribute the products sold under the CIRO name, nor does it secure the source of availability of materials used to manufacture Ciro products. These responsibilities are left up to the individual licensees.

Results of Operations

The Company had royalty revenues for the quarter and six months ended June 30, 2000 of $0 and $5,122, representing a 100% and 90% decrease from royalty revenues of $30,849 and $50,849 for the same periods of 1999. The decrease in royalty income was caused by the fact that the Company lost its primary licensee. The Company is currently attempting to market the trademark to other sources, although management cannot provide assurance that they will be successful in doing this.

Selling, general and administrative expenses ("SG&A") were $21,868 for the second quarter of 2000 compared to $36,099 for the second quarter of 1999. SG&A for the first half of 2000 was $27,651 compared to $61,288 for the first six months of 1999. The differences are caused by bad debt expense and amortization expense for trademarks which were written off at December 31, 1999. Accordingly, the Company had no amortization expense for the quarter and six months ended June 30, 2000 and amortization expense of $6,209 and $12,419 for the same periods of 1999. The Company had no bad debt expense for the quarter and six months ended June 30, 2000 and bad debt expense of $19,550 and $33,490 for the same periods of 1999.

The Company had net losses of $21,868 and $14,216 for the second quarter and first six months of 2000 up 325% and 30% from losses of $5,150 and $10,919 for the same periods of 1999. The additional losses were caused primarily by the fact that the Company lost its primary licensee.

Liquidity and Capital Resources

The Company had a working capital deficiency at June 30, 2000 of $12,586 compared to working capital of $1,630 as of December 31, 1999. The difference was caused by accrued expenses incurred as of June 30, 2000 for accounting and printing fees. The majority shareholder has indicated his willingness to provide the funds for all expenses not covered by cash flow at least through June 30, 2001. The Company is actively attempting to add additional licensees in an attempt to generate sufficient cash flow as to not have to rely on working capital loans of the majority shareholder.

                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 17, 2000

                                        CIRO INTERNATIONAL, INC.


                                        By:  /s/ Murray A. Wilson
                                             ----------------------------------
                                             Murray A.Wilson
                                             President, Chief Executive Officer

                     CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                               FORM 10-QSB - INDEX


Part  Item    Description                                                                       Page
No.   No.                                                                                        No.
I             FINANCIAL INFORMATION:

      1.      Financial Statements

              Consolidated Balance Sheets at June 30, 2000
                (Unaudited) and December 31, 1999..............................................   2

              Consolidated Statements of Operations for the Quarters and Six Months Ended
                June 30, 2000 and 1999 (Unaudited).............................................   3

              Consolidated Statements of Cash Flows for the Six Months Ended
                June 30, 2000 and June 30, 1999 (Unaudited)....................................   4

              Notes to Consolidated Financial Statements (Unaudited)...........................   5

      2.      Management's Discussion and Analysis of Financial Condition
                 and results of Operations.....................................................


II            OTHER INFORMATION:

      6.      Exhibits and Reports on Form 8-K.................................................

              SIGNATURES.......................................................................

                     CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -

                                                                          June 30,        December 31,
                                                                            2000              1999
                                                                         ---------         ---------
                                                                        (Unaudited)
CURRENT ASSETS:
    Cash                                                                 $     814         $     930
    Interest receivable                                                        700               700
    Accounts receivable                                                       --                --
                                                                         ---------         ---------
TOTAL CURRENT ASSETS                                                         1,514             1,630
                                                                         ---------         ---------

OTHER ASSETS:
    Loans receivable - shareholders                                         57,977            57,977
    Loans receivable - other                                                 5,000             5,000
                                                                         ---------         ---------
                                                                            62,977            62,977
                                                                         ---------         ---------

TOTAL ASSETS                                                             $  64,491         $  64,607
                                                                         =========         =========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
    Accounts payable                                                     $    --           $    --
    Accrued expenses                                                        14,100              --
                                                                         ---------         ---------

TOTAL CURRENT LIABILITIES                                                   14,100              --
                                                                         ---------         ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY
    Common stock - $.001 par value, 50,000,000 shares authorized,
      7,160,000 shares issued and outstanding                                7,160             7,160
    Additional paid-in capital                                             900,289           900,289
    Accumulated deficit                                                   (857,058)         (842,842)
                                                                         ---------         ---------

                                                                            50,391            64,607
                                                                         ---------         ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                               $  64,491         $  64,607
                                                                         =========         =========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                           For the Quarter Ended           For the Six Months Ended
                                                                 June 30,                           June 30,
                                                        -------------------------         -------------------------
                                                          2000             1999             2000             1999
                                                        --------         --------         --------         --------
                                                               (Unaudited)                       (Unaudited)
REVENUES:
    Royalty income                                      $   --           $ 30,849         $  5,122         $ 50,849
                                                        --------         --------         --------         --------

TOTAL REVENUES                                              --             30,849            5,122           50,849

OPERATING COSTS:
    Selling, general and administrative expenses          21,868           36,099           27,651           61,288
                                                        --------         --------         --------         --------

(LOSS) FROM OPERATIONS                                   (21,868)          (5,250)         (22,529)         (10,439)
                                                        --------         --------         --------         --------

OTHER INCOME (EXPENSE):
    Bad debt recovery                                       --               --              8,313             --
    Interest income                                         --                100             --                200
                                                        --------         --------         --------         --------
                                                            --                100            8,313              200
                                                        --------         --------         --------         --------

(LOSS) BEFORE PROVISION FOR INCOME
    TAXES                                                (21,868)          (5,150)         (14,216)         (10,239)

    Provision for taxes                                     --               --               --                680
                                                        --------         --------         --------         --------

NET (LOSS)                                              $(21,868)        $ (5,150)        $(14,216)        $(10,919)
                                                        ========         ========         ========         ========

EARNINGS (LOSS) PER SHARE

    Basic                                               $   --           $   --           $   --           $   --
                                                        ========         ========         ========         ========

    Diluted                                             $   --           $   --           $   --           $   --
                                                        ========         ========         ========         ========


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                     For the Six Months Ended
                                                                             June 30,
                                                                    -------------------------
                                                                      2000             1999
                                                                    --------         --------
                                                                           (Unaudited)
INCREASE (DECREASE) IN CASH:

CASH FLOWS FROM OPERATING
ACTIVITIES:
    Net (loss)                                                      $(14,216)        $(10,919)
    Adjustments to reconcile net (loss) to net cash (used)
      provided by operating activities:
        Depreciation and amortization                                   --             12,419
        Bad debt provision                                              --             33,490
    Changes in assets and liabilities:
      (Increase) in accounts receivable                                 --            (33,490)
      (Increase) in interest receivable                                 --               (200)
      Increase in accrued expenses                                    14,100             --
                                                                    --------         --------
        Net cash (used in)  provided by operating activities            (116)           1,300
                                                                    --------         --------

NET INCREASE (DECREASE) IN CASH                                         (116)           1,300

    Cash, at beginning of year                                           930               96
                                                                    --------         --------

CASH, AT END OF PERIOD                                              $    814         $  1,396
                                                                    ========         ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
    Cash paid during the year for:
      Income taxes                                                      --           $    680


              The accompanying notes are an integral part of these
                       consolidated financial statements.

                     CIRO INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 1 -  NATURE OF BUSINESS:

          On November 12, 1997, Mid-Way Medical and Diagnostic Center, Inc. ("Mid-Way Medical") a Florida corporation, changed its domicile state to Nevada and changed is name to Ciro International, Inc. ("the Company"). On December 2, 1997, Mid-Way Acquisition Corp. ("Mid-Way"), a wholly-owned subsidiary of Mid-Way Medical, merged with Ciro Jewelry, Inc.

          At the closing, Jewelry's sole shareholder was issued 2,500,000 shares of the Company's stock in exchange for all the outstanding shares of the subsidiary. As a result of the merger all the assets, liabilities and the business of the subsidiary became the assets, liabilities and business of Mid-Way. At the same time, the former majority shareholder of Mid-Way Medical canceled and/or sold a vast majority of his shares in the Company. After the merger Mid-Way changed it's name to Ciro Jewelry, Inc. This transaction is considered to be a recapitalization with Ciro Jewelry as the accounting acquirer and has been reflected using reverse acquisition accounting.

          Ciro Jewelry Inc. (subsidiary) owns a trademark for the "Ciro" jewelry name in the following countries: Bolivia, Chile, Hungary, Israel, Japan, Macao, Mexico, Monaco, Panama, Philippines, Portugal, South Korea, Russia and the United States. The Company licenses its trademark and receives royalties from the licensees.

NOTE 2 -  GOING CONCERN UNCERTAINTY:

          The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. For the year ended December 31, 1999, the Company incurred a loss of $265,732, which increased the accumulated deficit to $842,842. The loss for the six months ended June 30, 2000 increased this deficit to $857,058. In addition the Company's source of royalties has only paid a nominal amount as of June 30, 2000. It is the Company's intention to seek a replacement licensee for its main source of royalty income, however to date, a replacement has not been found, and accordingly, the Company has written down the value of its trademark to zero at December 31, 1999.

          The current operating expenses of the Company are minimal. The majority of the 1999 loss was a result of amortization and the subsequent write off of the trademark as well as bad debt expenses. The majority shareholder has indicated his willingness to provide the funds for all operating expenses at least through June 30, 2001, which primarily consist of rent expense paid to an affiliate and other nominal costs. The shareholder has indicated this willingness to provide the necessary working capital until sufficient royalty income is generated from its trademark or other financing is obtained to make the Company self sufficient.

          In view of these matters, realization of the assets of the Company is dependent upon the Company's ability to generate royalty income from its trademark, and the success of its future operations. The financial statements do not include adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence. The Company will attempt to market the trademark to other sources, although management cannot provide assurance that they will be successful in doing so.

                     CIRO INTERNATIONAL, INC. AND SUBSIDIARY
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)


NOTE 3 -  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

          Principles of Consolidation:

          The accompanying consolidated financial statements include the accounts of "Ciro International, Inc." and its wholly owned subsidiary "Ciro Jewelry, Inc". All material intercompany balances and transactions have been eliminated in consolidation. For purposes of these financial statements Ciro Jewelry is considered the accounting acquirer.

          Basis of Presentation:

          In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the financial position at June 30, 2000 and the results of operations and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year

          For a summary of significant accounting policies (which have not changed from December 31, 1999) and additional financial information see the Company's Form 10-SB which was filed on March 29, 2000 and became effective May 29, 2000.

          Earnings (Loss) Per Share:

          The following weighted average shares were used for the computation of basic and diluted earnings per share:

                                         Quarters               Six Months
                                  ---------------------   ---------------------
          Periods ended June 30      2000        1999        2000        1999
                                  ---------   ---------   ---------   ---------
          Basic                   7,160,000   7,160,000   7,160,000   7,160,000
          Diluted                 7,160,000   7,160,000   7,160,000   7,160,000