Form 10QSB
period 2000-09-30
CIRO INTERNATIONAL INC
filed 2000-11-14
CIK 1059677

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

   Quarterly Report Section 13 or 15(d) of the Securities Exchange Act of 1934

                    For the Quarter ended September 30, 2000

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

                               Yes X       No

     The number of shares outstanding of the Issuer*s common stock as of September 30, 2000 was 7,160,000

                     CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                               FORM 10-QSB - INDEX

                                                                                                        Page
Part No.    Item No.   Description                                                                      No.

I  FINANCIAL INFORMATION:

   1. Financial Statements

      Consolidated Balance Sheets at September 30, 2000 (Unaudited) and December
      31, 1999                                                                                           2

      Consolidated Statements of Operations for the Quarters and Nine Months
      Ended September 30, 2000 and 1999 (Unaudited)                                                      3

      Consolidated Statements of Cash Flows for the Nine Months Ended September
      30, 2000 and September 30, 1999 (Unaudited)                                                        4

      Notes to Consolidated Financial Statements (Unaudited)                                             5

   2. Management's Discussion and Analysis of Financial Condition and Results of
      Operations                                                                                         7


II OTHER INFORMATION:

   6. Exhibits and Reports on Form 8-K                                                                   8

      SIGNATURES                                                                                         9

                     CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                           CONSOLIDATED BALANCE SHEETS

                                   - ASSETS -


                                                   September 30,  December 31,
                                                       2000           1999
                                                    ---------      ---------
                                                     (Unaudited)
CURRENT ASSETS:
       Cash                                         $     812      $     930
       Interest receivable                                700            700
       Accounts receivable                               --             --
                                                    ---------      ---------
TOTAL CURRENT ASSETS                                    1,512          1,630
                                                    ---------      ---------

OTHER ASSETS:
       Loans receivable - shareholders                 57,977         57,977
       Loans receivable - other                         5,000          5,000
                                                    ---------      ---------
                                                       62,977         62,977
                                                    ---------      ---------

TOTAL ASSETS                                        $  64,489      $  64,607
                                                    =========      =========

                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
       Accounts payable                             $    --        $    --
       Accrued expenses                                16,600           --
                                                    ---------      ---------

TOTAL CURRENT LIABILITIES                              16,600           --
                                                    ---------      ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDER'S EQUITY
       Common stock - $.001 par value, 50,000,000
          shares authorized, 7,160,000 shares
          issued and outstanding                        7,160          7,160
       Additional paid-in capital                     900,289        900,289
       Accumulated deficit                           (859,560)      (842,842)
                                                    ---------      ---------

                                                       47,889         64,607
                                                    ---------      ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $  64,489      $  64,607
                                                    =========      =========


The accompanying notes are an integral part of these consolidated financial statements.

                     CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                            For the Quarter Ended           For Nine Months Ended
                                                                                September 30,                   September 30,
                                                                           ------------------------        ------------------------
                                                                              2000           1999            2000            1999
                                                                           --------        --------        --------        --------
                                                                                 (Unaudited)                     (Unaudited)
REVENUES:
       Royalty income                                                      $    360        $   --          $  5,482        $ 50,849
                                                                           --------        --------        --------        --------

TOTAL REVENUES                                                                  360            --             5,482          50,849

OPERATING COSTS:
       Selling, general and administrative expenses                           2,564           7,061          30,213          68,349
                                                                           --------        --------        --------        --------

(LOSS) FROM OPERATIONS                                                       (2,204)         (7,061)        (24,731)        (17,500)
                                                                           --------        --------        --------        --------

OTHER INCOME (EXPENSE):
       Bad debt recovery                                                       --              --             8,313            --
       Interest income                                                         --               100            --               300
                                                                           --------        --------        --------        --------
                                                                               --               100           8,313             300
                                                                           --------        --------        --------        --------

(LOSS) BEFORE PROVISION FOR INCOME
       TAXES                                                                 (2,204)         (6,691)        (16,418)        (17,200)

       Provision for taxes                                                      300            --               300             680
                                                                           --------        --------        --------        --------

NET (LOSS)                                                                 $ (2,504)       $ (6,691)       $(16,718)       $(17,880)
                                                                           ========        ========        ========        ========

EARNINGS (LOSS) PER SHARE

       Basic                                                               $   --          $   --          $   --          $   --
                                                                           ========        ========        ========        ========

       Diluted                                                             $   --          $   --          $   --          $   --
                                                                           ========        ========        ========        ========


The accompanying notes are an integral part of these consolidated financial statements.

                     CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                       For the Nine Months Ended
                                                            September 30,
                                                       -------------------------
                                                           2000        1999
                                                         --------    --------
                                                              (Unaudited)
INCREASE (DECREASE) IN CASH:

CASH FLOWS FROM OPERATING
ACTIVITIES:
       Net (loss)                                        $(16,718)   $(17,880)
       Adjustments to reconcile net (loss) to net cash
           (used) provided by operating activities:
                Depreciation and amortization                --        18,629
                Bad debt provision                           --        33,490
       Changes in assets and liabilities:
           (Increase) in accounts receivable                 --       (33,490)
           (Increase) in interest receivable                 --          (300)
           Increase in accrued expenses                    16,600        --
                                                         --------    --------
                Net cash (used in)  provided by
                 operating activities                        (118)        449
                                                         --------    --------

NET (DECREASE) INCREASE IN CASH                              (118)        449

       Cash, at beginning of year                             930          96
                                                         --------    --------

CASH, AT END OF PERIOD                                   $    812    $    545
                                                         ========    ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION:
       Cash paid during the year for:
           Income taxes                                  $    300    $    680


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

NOTE 2 - GOING CONCERN UNCERTAINTY:

         The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. For the year ended December 31, 1999, the Company incurred a loss of $265,732, which increased the accumulated deficit to $842,842. The loss for the nine months ended September 30, 2000 increased this deficit to $859,560. In addition the Company has lost its main source of royalties. It is the Company's intention to seek a replacement licensee for its main source of royalty income, however to date, a replacement has not been found.

         The current operating expenses of the Company are minimal. The majority of the 1999 loss was a result of amortization and the subsequent write off of a trademark as well as bad debt expenses. The majority shareholder has indicated his willingness to provide the funds for all operating expenses at least through September 30, 2001, which primarily consist of professional fees associated with SEC filings and other nominal costs. The shareholder has indicated this willingness to provide the necessary working capital until sufficient royalty income is generated from its trademark or other financing is obtained to make the Company self sufficient.

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

         Basis of Presentation:

         In the opinion of management, the accompanying unaudited consolidated financial statements include all adjustments necessary to present fairly the financial position at September 30, 2000 and the results of operations and cash flows for all periods presented. The results of operations for the interim periods are not necessarily indicative of the results to be obtained for the entire year

         For a summary of significant accounting policies (which have not changed from December 31, 1999) and additional financial information see the Company's Form 10-SB which was filed on March 29, 2000 and became effective May 29, 2000.

         Earnings (Loss) Per Share:

         The following weighted average shares were used for the computation of basic and diluted earnings per share:

                                      Quarters                Nine Months
                                      --------                -----------
     Periods ended September 30     2000        1999        2000        1999
                                    ----        ----        ----        ----
         Basic                    7,160,000   7,160,000   7,160,000   7,160,000
         Diluted                  7,160,000   7,160,000   7,160,000   7,160,000

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Ciro International, Inc. ("Company") exists primarily as a holding company. The Company's wholly owned subsidiary, Ciro Jewelry, Inc. ("Ciro Jewelry") generates income as a result of the licensing of the CIRO name in connection with the sale of fashion (costume) Jewelry. Ciro Jewelry currently has 3 licensees in the United States, Korea, Mexico, and Russia who operate approximately 5 fashion jewelry stores using the CIRO name. The Company is seeking additional licensees. The Company does not manufacture or distribute the products sold under the CIRO name, nor does it secure the source of availability of materials used to manufacture Ciro products. These responsibilities are left up to the individual licensees.

Results of Operations

The Company had royalty revenues for the quarter and nine months ended September 30, 2000 of $360 and $5,482, representing a 100% increase and a 89% decrease from royalty revenues of $0 and $50,849 for the same periods of 1999. The decrease in royalty income was caused by the fact that the Company lost its primary licensee. The Company is currently attempting to market its trademark to other sources, although management cannot provide assurance that they will be successful in doing this.

Selling, general and administrative expenses ("SG&A") were $2,564 for the third quarter of 2000 compared to $7,061 for the third quarter of 1999. SG&A for the first nine months of 2000 was $30,213 compared to $68,349 for the first nine months of 1999. The differences are caused by bad debt expense and amortization expenses for trademarks which were written off at December 31, 1999. The Company had no amortization expense for the quarter and nine months ended September 30, 2000 and amortization expense of $6,210 and $18,629 for the same periods of 1999. The Company had no bad debt expense for the quarter and nine months ended September 30, 2000 and bad debt expense of $0 and $33,490 for the same periods of 1999.

The Company had net losses of $2,504 and $16,718 for the third quarter and first nine months of 2000 down 63% and 7% from losses of $6,691 and $17,880 for the same periods of 1999. The ongoing losses are caused primarily by the fact that the Company lost its primary licensee.

Liquidity and Capital Resources

The Company had a working capital deficiency at September 30, 2000 of $15,088 compared to working capital of $1,630 as of December 31, 1999. The difference was caused by accrued expenses incurred as of September 30, 2000 for accounting and printing fees. The majority shareholder has indicated his willingness to provide the funds for all expenses not covered by cash flow at least through September 30, 2001. The Company is actively attempting to add additional licensees in an attempt to generate sufficient cash flow as to not have to rely on working capital loans from the majority shareholder.

Part II-Other Information

Item 6. Exhibits and Reports on Form 8-K.

   (a) Exhibits:

      11.1 Computation of Per Share Earnings

                                   SIGNATURES

     In accordance with requirements of the Exchange Act, the Issuer caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 13, 2000

                                         CIRO INTERNATIONAL, INC.



                                         By:  /s/ Murray A. Wilson
                                              --------------------
                                              Murray A. Wilson
                                              President, Chief Executive Officer