Form 10KSB
period 2000-12-31
ADVANCED BIO/CHEM INC
filed 2003-07-24
CIK 1059677

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                     Commission file number:  000-30646

                            CIRO INTERNATIONAL, INC.
               ----------------------------------------------
               (Name of Small Business Issuer in its charter)

             Nevada                             13-3963499
 -------------------------------   ---------------------------------------
 (State or other jurisdiction of   (I.R.S. Employer Identification Number)
  incorporation or organization)

   445 Fifth Avenue, 11th Floor New York, New York        10016
   -----------------------------------------------    --------------
      (Address of principal executive offices)         (zip code)

             Issuers telephone number:  (212) 481-1322


Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None       Name of each exchange on which
                                           registered:  None

Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $0.001 par value
                          ------------------------------
                                (Title of class)

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     State issuer's revenues for its most recent fiscal year.  $17,759.

     The aggregate market value of common stock held by non-affiliates of the registrant as of June ____, 2001 and June ___, 2003, respectively, was approximately $1,790,000 and $2,984,800. The number of shares of Common Stock of the registrant outstanding on June _____, 2001 and June _____, 2003 was 7,280,000 for both periods, respectively.

     Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                    PART I


ITEM 1. DESCRIPTION OF BUSINESS


HISTORICAL BACKGROUND

Ciro International, Inc. was originally incorporated in the State of Florida on June 14, 1990 as Mid-Way Medical Diagnostic Center, Inc. ("Mid-Way (Florida)"). In September of 1996, Mid-Way (Florida) amended its articles of incorporation to increase the authorized number of common shares from 100 to 50,000,000 and to reduce the par value to $.001. Also in September of 1996, Mid-Way (Florida) forward split its outstanding shares of Common Stock 10,000-for-one, increasing the number of outstanding shares from 100 to 1,000,000.

Mid-Way (Florida) was initially engaged in the business of attempting to establish and operate medical and diagnostic centers. During 1991, Mid-Way (Florida) abandoned its efforts to engage in such business.

In September of 1997, Mid-Way (Florida) entered into a Stock Purchase Agreement with Mr. David Cohen in which Mid-Way (Florida) agreed to issue 10,000,000 shares of its Common Stock to Mr. Cohen for $100,000. Mr. Cohen was subsequently appointed the sole officer and director of Mid-Way (Florida). The $100,000 paid to Mid-Way (Florida) were used by Mid-Way (Florida) to pay legal expenses and finder's fees in connection with the aforementioned transaction.

In November 1997, Mid-Way (Florida) entered into a reorganization agreement with Ciro Jewelry, Inc. ("Ciro Jewelry (Delaware)"), a Delaware corporation, in which Ciro Jewelry (Delaware) agreed to merge with and into Mid-Way Acquisition Corp. ("Merger Sub"), a wholly owned Nevada corporation created by Mid-Way (Florida) solely for the purpose of merging with Ciro Jewelry (Delaware). By virtue of the merger, all of the assets, liabilities, and business of Ciro Jewelry (Delaware) became the assets, liabilities, and business of the Merger Sub.

The closing of the reorganization occurred on December 2, 1997, and Mid-Way (Florida) issued 2,500,000 post-forward split shares to Mr. Murray A. Wilson, the sole shareholder of Ciro Jewelry (Delaware), in return for all of the outstanding stock of Ciro Jewelry (Delaware). As a result of the merger, the Merger Sub changed its name to Ciro Jewelry, Inc. ("Ciro Jewelry"); Mr. Cohen resigned as the sole officer and director of the Company and of Ciro Jewelry and simultaneously appointed Mr. Wilson as the sole director of each entity.

In connection with the aforementioned reorganization, Mr. Cohen canceled 9,400,000 of the 10,000,000 pre-forward split shares held by him. He also sold 260,000 of his pre-forward split shares to Mr. Wilson for $26,000 and 140,000 of his pre-forward split shares to Mr. Laszlo Schwartz, a former officer of the Company, for $14,000.

In December 1997, Mid-Way (Florida) changed its name to Ciro International, Inc. ("Ciro" or, "the Company") at the same time the Company merged with Mid-Way Medical and Diagnostic Center, Inc., a Nevada corporation, which was established solely for the purpose of changing the domicile of the Company from the State of Florida to the State of Nevada.

BUSINESS OF ISSUER

The Company exists primarily as a holding company, and accordingly, the operations of the Company, unless otherwise specified, are those of its operating subsidiary, Ciro Jewelry. The Company's main source of income derives from the licensing of the CIRO name.

Ciro Jewelry currently has three licensees in the United States, Korea, Mexico, and Russia, which operate approximately 5 retail fashion jewelry stores using the CIRO name. In addition, Ciro Jewelry holds a number of trademarks and trade names relating to the CIRO name throughout the world. The license agreements, trademarks and trade names were acquired by Ciro Jewelry from Merchants T&F, Inc. ("MT&F"), a corporation controlled by Mr. Murray Wilson, an officer, director, and a controlling shareholder of the Company. See "Related Transactions". In 1994 Ciro, Inc., Ciro of Bond Street, Inc., and Ciro Creations, Inc. (hereinafter collectively referred to as, "Former Ciro") filed for protection under Chapter 11 of the U.S. Bankruptcy Code. On February 5, 1995, for $1,475,000, MT&F purchased certain assets from Mr. Alan Cohen, as Trustee in the bankruptcy of Former Ciro. These assets included real property leases for various store locations previously operated by Former Ciro together with the security deposits thereunder, the personal property in the stores merchandise inventory, computer equipment and software used in connection with the operation of Former Ciro, and the agreements between Former Ciro and all of its franchisees. MT&F, using the services of Ciro Jewelry, subsequently sold off substantially all of the assets purchased from the bankruptcy court, but retained the trademarks, trade names and licensing agreements. MT&F transferred these license agreements, trademarks and trade names to Ciro Jewelry in 1995 as a capital contribution for 1,500 shares of Ciro Jewelry. Neither MT&F, Ciro Jewelry, nor the officers, directors, or affiliates of such entities, had any affiliation with Former Ciro.

The Company currently does not own or hold leases to any stores. All individual licensees are responsible for owning their own stores as well as securing their own merchandise. The Company does not manufacture or distribute the products sold under the CIRO name, nor does it secure the source or availability of materials used to manufacture the Ciro products. These responsibilities are left up to the individual licensees. As such, the Company bears no research and development costs.

 PRODUCTS; TRADEMARKS; LICENSES

Before filing for protection under federal bankruptcy laws, Former Ciro was a significant retailer of high quality imitation jewelry and cultured and imitation pearls under the CIRO, Ken Lane, Kenneth Jay Lane, and Daniel Swarovski trade names. The items sold under these names included all types of jewelry set with imitation, man-produced diamonds, imitation pearls, cultured pearls and wide range of necklaces, rings, brooches, earrings, bracelets, and watches. In December of 1993, Former Ciro owned a total of 146 retail stores, of which 47 were located in the United States, 75 in the United Kingdom, 13 in Germany, 5 in Austria, and 6 in France. At such time Former Ciro employed a total of 623 people at these locations. In addition, it had 14 licensing arrangements. Ciro Jewelry has serviced the remaining licensees and collected royalty payments therefrom since 1995.

The Company intends to expand its licensing arrangements and expand into 14K gold and semi-precious stones. Ciro Jewelry presently has licensing arrangements with entities throughout the world, entitling them to use the CIRO trade name in connection with their retail stores, subject to certain quality control requirements enforced by Ciro Jewelry. The licensees are entitled to open as many stores as they wish within the territory for which their licenses are granted. Each license agreement is for an initial term of five years, renewable at the option of Ciro Jewelry.

The following table sets forth: (1) the location for which a licensee has rights to open stores; (2) whether the licensees' development rights are exclusive or non-exclusive to the licensee; (3) the total number of stores opened as of December 31, 2000; and (4) the year in which the present license agreement shall expire:
     Location       Exclusive/        Total Stores         License
      Date       Non-Exclusive     Open at 12/31/00   Expiration Date
   ----------  ------------------  ----------------   ---------------
     Mexico        Exclusive               2           December 2002
     Korea         Exclusive               1           December 2002
      USA        Non-exclusive             2           December 2002

The Company currently has no leases. On December 23, 1998, Hamilton Jewelry, Inc., Oldco Bijoux, Inc. and KJL Vegas, Inc. (collectively "U.S. Licensees") and Company (collectively the "Parties") agreed to close the United States stores in a Rescission Agreement (the "Rescission Agreement"). Ciro had entered into a contract with Hamilton Jewelry, Inc., its licensee, to purchase its inventory. After Examination of the inventory, it was determined that it was not worth the amount that it had been represented. Ciro thereupon exercised its right to rescind the contract. Under the terms of the Rescission Agreement, the Company and its U.S. Licensees agreed that all documents executed by the May 1, 1998 agreement are canceled and are null and void.

In furtherance of the Rescission Agreement, the U.S. Licensees and the Company agreed that the U.S. Licensees shall repay, as per separate agreement to be negotiated by the Parties, the advance of $310,000.00 forwarded to the U.S. Licensees by the Company for the purposes of the Jewelry Business. Under this Rescission Agreement, the U.S. Licensees and the Company agreed to each release and discharge their respective party from all causes of actions relating to the agreement for the repayment of the $310,000.00, royalty arrangements concerning use of the Ciro trademark and lease purchase agreement with respect to the lease for the Ciro shop at Caesar's Palace Hotel. To date this amount has not been collected.

Ciro Jewelry's registered trademark is "Ciro 7." MT&F originally purchased several trade names and trademarks in the bankruptcy of the Former Ciro. In 1995, MT&F assigned all of its rights, title, and interests in the trade names and trademarks to Ciro Jewelry, subject to existing license agreements. Set forth below is a list of the trademarks and trade names currently owned by Ciro Jewelry.


Country           Mark             Application Number        Registration Number
-------           ----             ------------------        -------------------
Bolivia           CIRO                   1361
Chile             CIRO                                            421866
Hungary           CIRO                                            137946
Israel            CIRO                                            80209
                  CIRO                                            80210
                  CIRO in Hebrew                                  80058
                  CIRO in Hebrew                                  80059
Japan             CIRO                63006/1993
Macao             CIRO                                            11006-M
                  CIRO                  11515-M
Mexico            CIRO                                            416046
                  CIRO                                            421337
Monaco            CIRO                                            9314680
Panama            CIRO (stylized)                                 54820
                  CIROLITE                                        54821
Philippines       CIRO                  85612-PN
Portugal          CIRO                   276161
                  CIRO                   280206
Russia            CIRO                  95703549
South Korea       CIRO                                            262281
                  CIRO                                            262282
                  CIRO                                            265017
                  CIRO                                            265158
U.S.A.            CIRO                                            327696
                  CIRO                                            826855
                  CIRO                                            1794011
                  CIRO                                            1668523
                  CIRO (stylized)                                 601862
                  CIRO and crown       74/350726
                  CIROLITE                                        949790
                  Crown device         74/350876



COMPETITION

The Jewelry business is highly competitive, with competition from other independent jewelry stores, department stores, and others operating in leased concession department stores. Many of the Company's competitors have greater technical expertise, financial resources and marketing capabilities than the Company. Many have been in existence longer and have a much more established market presence and substantially greater financial, marketing and other resources. The Company competes with a variety of other retail jewelry businesses in the industry, and income is dependent upon the various license arrangements with others to use the Ciro name. There is no assurance that the rights to such name are adequately protected, although the Company has attempted to contact various federal and foreign agencies to protect the exclusive use of the "Ciro" name.

 Our products seek to offer the look and feel of expensive jewelry without its cost. Indirect competition comes from fashion jewelry at the low end of the market. We believe our low end jewelry is superior in design and quality to that offered by fashion jewelry retailers. Our product competes directly with jewelry offered by department stores, including home shopping channels and indirectly with specialty retailers of accessories and related items. To compete profitably we must increase our number of store locations develop strong vendor relations and re-establish name recognition.

 EMPLOYEES

As of December 31, 2000, the Company had no employees.

The Company has never had a work stoppage and regards its employee relations as satisfactory. Employees are not covered by collective bargaining agreements.


ITEM 2. DESCRIPTION OF PROPERTY

The Company's physical facilities presently consists of only its main location at 445 Fifth Avenue, Suite 11A, New York, New York 10016. This facility is leased by MT&F who is in the nineth year of a 10 year lease with Mr. Murray A. Wilson. The facility used by the Company is approximately 1000 square feet. Currently, this facility is used as the Company's corporate headquarters, billing sites and company offices.

Currently, Ciro Jewelry does not own any property. All stores where Ciro Jewelry is sold are owned by individual licensees.

 ITEM 3. LEGAL PROCEEDINGS

Neither Ciro nor any of its properties, is a party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. Management of Ciro does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of the beneficially or more than five percent of the common stock of Ciro, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to Ciro or has a material interest adverse to Ciro.

 ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is traded on the "pink sheets" under the symbol CIRR. The following sets forth the range of the closing bid prices for the Company's Common Stock for the period May 28, 2000 through December 31, 2000. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock.

                                                     High Bid    Low Bid

   Quarter Ended June 30, 2000         Common Stock     .25        .25
   Quarter Ended September 30, 2000    Common Stock     .25        .25
   Quarter Ended December 31, 2000     Common Stock    1.19        .05

(b) The approximate number of holders of the Common Stock of the Company as of June _____, 2001 and June ___, 2003, respectively, was 32 for both periods.

(c) No cash dividends were declared by the Company during the fiscal year ended December 31, 2000. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

(d) No shares are available for issuance under any equity compensation plan at December 31, 2000.

(e) In 1998, Ciro sold 660,000 shares of common stock, $.001 par value, at $.66 per share pursuant to Rule 504 of Regulation D Promulgated under the Securities Act of 1933, as amended, to twelve (12) investors for a total consideration of $435,600. The Company did not retain any underwriter or placement agent in connection to this offering.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

CAUTIONARY STATEMENT REGARDING FORWARD LOOKING STATEMENTS

It should be noted that this Management's Discussion and Analysis of Financial Condition and Results of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on weather-related factors, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing restraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.


RESULTS OF OPERATIONS - COMPARISON OF YEARS DECEMBER 31, 2000 AND DECEMBER 31, 1999.

Revenue for the year ended December 31, 2000 was $17,759 a 70% decrease from $58,337 during the year ended December 31, 1999. The decrease in revenue of $40,578 is due to reduced level of business activity in 2000. The decline in revenues is not expected to continue as efforts are being made to enter into an agreement with another licensee to replace Hamilton Jewelry. The Company is in negotiation with 2 prospective licensees but has not entered into a definitive agreement. The Company's majority shareholder covered the Company's cash flow shortages through December 2000, but there is no binding agreement with such person.

Operating costs for the year ended December 31, 2000 were $109,744 compared to $327,941 from the year ended December 31, 1999. Of the $327,941 from the prior period, $246,323 was a result of the write-off of its trademarks. There have been a disproportionate amount of increases and decreases in some items. Bad debt expense increased from $33,941 in 1999 to $63,677 in 2000. Management fees remained constant at $24,000 per year ending at December 31st as a result of a non-binding agreement with Merchants T & F, Inc. Office expenses decreased from $3,556 in 1999 to nominal amounts in 2000 due to the reduction in business activity.

Loss from operations for the year ended December 31, 2000 were $91,985 compared to $269,604 for the year ended December 31, 1999.

Other income for the year ended December 31, 2000 was $8,313 compared to $4,595 for the year ended December 31, 1999.

Net loss for the year ended December 31, 2000 was $83,972 compared to $265,732 for the year ended December 31, 1999. The net decrease in loss of $181,760 reflects lower bad debt and acquisition expenses and a reduced level of business activity in 1999, which resulted in a decrease in operating costs. In addition to the reduced level of business activity, the decrease in the loss was a reflection of the write-off of the Company's trademarks in the year 1999 which did not occur in the year 2000.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 2000 decreased to a deficit of $7,765 from working capital of $1,630 at December 31, 1999. The decrease in working capital was primarily due to the increase in accounts payable during the year ended December 31, 2000.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Ciro's discussion and analysis of its financial condition and results of operations are based upon the Company's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates its estimates, including those related to bad debts, income taxes and contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 revises the guidance for business combinations, eliminates the pooling method and is effective for business combinations occurring after June 15, 2001. SFAS No. 142 eliminates the amortization requirement for goodwill and certain other intangible assets and requires that such assets be reviewed periodically for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Neither of these standards is anticipated to have a material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and their associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. This standard is effective for fiscal years beginning after June 15, 2002. This standard is not anticipated to have a material impact on the Company's financial position or results of operations.

 In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting
and  reporting for the impairment  or  disposal  of  long-lived  assets.   This
statement also extends the reporting requirements to report separately, as discontinued operations, components of an entity that have either been disposed of or are classified as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. This standard is not anticipated to have a material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS
146). SFAS 146 requires that a liability for a cost associated with an exit of disposal activity be recognized when the liability is incurred. SFAS 146 requires that the initial measurement of a liability be at fair value. The Company plans to adopt SFAS 146 effective January 1, 2003 and does not expect that the adoption will have a material impact on its consolidated results of operation and financial position.

In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation. In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company does not expect that adoption of SFAS 148 will have a material impact on its consolidated results of operation and financial position.

 ITEM 7. FINANCIAL STATEMENTS







                     CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                    ---------------------------------------
                        CONSOLIDATED FINANCIAL STATEMENTS
                       ---------------------------------
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                ----------------------------------------------

                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                ----------------------------------------------

CONTENTS

                                  - CONTENTS -
                                                                  PAGE(S)
                                                                  -------
Independent Auditors' Report                                      13

Financial Statements:

Consolidated Balance Sheets                                       14

Consolidated Statements of Operations                             15

Consolidated Statements of Changes in Shareholders' Equity        16

Consolidated Statements of Cash Flows                             17

Notes to Consolidated Financial Statements                        18 - 22


                         INDEPENDENT AUDITORS' REPORT


To The Shareholders of
Ciro International, Inc. and Subsidiary
New York, New York


We have audited the accompanying consolidated balance sheets of Ciro International, Inc. and Subsidiary as of December 31, 2000 and 1999 and the related consolidated statements of operations, shareholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the accompanying financial statements, referred to above, present fairly, the financial position of Ciro International, Inc. and Subsidiary as of December 31, 2000 and 1999 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.



                                     LAZAR LEVINE & FELIX LLP


New York, New York
May 5, 2003

                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 2000 AND 1999
                    ---------------------------------------
                                  - ASSETS -



CONSOLIDATED BALANCE SHEETS
                                                            2000       1999
                                                        ---------   ---------
CURRENT ASSETS:
   Cash                                                 $   2,235   $     930
   Interest receivable                                          -         700
                                                        ---------   ---------
TOTAL CURRENT ASSETS                                        2,235       1,630
                                                        ---------   ---------

OTHER ASSETS:
   Loans receivable - shareholders (Note 5)                     -      57,977
   Loans receivable - other                                     -       5,000
                                                        ---------   ---------
                                                                -      62,977
                                                        ---------   ---------

TOTAL ASSETS                                            $   2,235   $  64,607
                                                        =========   =========
              - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
   Accounts payable                                     $  10,000   $       -
                                                        ---------   ---------

TOTAL CURRENT LIABILITIES                                  10,000           -
                                                        ---------   ---------

COMMITMENTS AND CONTINGENCIES (NOTES 5 AND 6)

SHAREHOLDERS' EQUITY (NOTE 4):
   Common stock - $.001 par  value, 50,000,000 shares
     authorized, 7,280,000 shares issued and outstanding
     for both periods                                       7,280       7,280
   Additional paid-in capital                             911,769     900,169
   Accumulated deficit                                   (926,814)   (842,842)
                                                        ---------   ---------

                                                           (7,765)     64,607
                                                        ---------   ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY              $   2,235   $  64,607
                                                        ---------   ---------


  The accompanying notes are an integral part of these financial statements.

                     CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                ----------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            2000       1999
                                                        ---------   ---------

REVENUES:
   Royalty income                                       $  17,759   $  58,337
                                                        ---------   ---------

TOTAL REVENUES                                             17,759      58,337
                                                        ---------   ---------

OPERATING COSTS:
   Selling, general and administrative expenses            46,067      81,618
   Write-off of loans receivable                           63,677           -
   Write-off of trademarks                                      -     246,323
                                                        ---------   ---------
TOTAL OPERATING COSTS                                     109,744     327,941
                                                        ---------   ---------

(LOSS) FROM OPERATIONS                                    (91,985)   (269,604)
                                                        ---------   ---------

OTHER INCOME (EXPENSE):
   Bad debt recovery                                        8,313           -
   Interest income                                              -       4,595
                                                        ---------   ---------
                                                            8,313       4,595
                                                        ---------   ---------

(LOSS) BEFORE PROVISION FOR INCOME TAXES                  (83,672)   (265,009)

   Provision for taxes                                        300         723

NET (LOSS)                                              $ (83,972)  $(265,732)
                                                        =========   =========
(LOSS) PER SHARE

   Basic                                                $    (.01)  $    (.04)
                                                        =========   =========
   Diluted                                              $    (.01)  $    (.04)
                                                        =========   =========
 Weighted average number of common shares
   Outstanding - basic and diluted                      7,280,000   7,280,000
                                                        =========   =========

  The accompanying notes are an integral part of these financial statements.

                     CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                -----------------------------------------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                              Common Stock   Additional              Total
                            ------------------ Paid-in Accumulated Shareholders'
                            Shares    Amount  Capital   Deficit      Equity
                           ---------  ------  --------  ---------  -----------
Balance, January 1, 1999   7,280,000  $7,280  $900,169  $(577,110) $   330,339

Net (loss)                         -       -         -   (265,732)    (265,732)
                           ---------  ------  --------  ---------  -----------

BALANCE, DECEMBER 31, 1999 7,280,000   7,280   900,169   (842,842)      64,607

Management fees credited
  to capital                       -       -    11,600          -       11,600

Net (loss)                         -       -         -    (83,972)     (83,972)
                           ---------  ------  --------  ---------  -----------

BALANCE, DECEMBER 31, 2000 7,280,000  $7,280  $911,769  $(926,814) $    (7,765)
                           =========  ======  ========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

                     CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999
                ----------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           2000       1999
                                                        ---------   ---------

INCREASE (DECREASE) IN CASH:

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net (loss)                                           $ (83,972)  $(265,732)
   Adjustments to reconcile net (loss) to net
    cash provided by operating activities:
     Depreciation and amortization                              -      24,838
     Bad debt provision                                    63,677      33,490
     Management fees credited to additional
      paid-in capital                                      11,600           -
     Write-off of trademark                                     -     246,323
   Changes in assets and liabilities:
     (Increase) in accounts receivable                          -     (33,490)
     (Increase) in interest receivable                          -        (300)
     (Decrease) increase in accounts payable               10,000           -
                                                        ---------   ---------
      Net cash provided by operating activities             1,305       5,129

CASH FLOWS FROM INVESTING ACTIVITIES:
   Loans to shareholders                                        -      (4,295)
                                                        ---------   ---------
      Net cash (used) by investing activities                   -      (4,295)
                                                        ---------   ---------

NET INCREASE IN CASH                                        1,305         834

   Cash, at beginning of year                                 930          96

CASH, AT END OF YEAR                                    $   2,235   $     930
                                                        =========   =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
    Income taxes                                        $     300   $     723
    Interest                                            $       -   $       -


  The accompanying notes are an integral part of these financial statements.

                     CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999
                  ------------------------------------------
NOTE   1   -NATURE OF BUSINESS:

           On November 12, 1997, Mid-Way Medical and Diagnostic Center, Inc. ("Mid-Way Medical") a Florida corporation, changed its domicile state to Nevada and changed its name to Ciro International, Inc. ("the Company"). On December 2, 1997, Mid-Way Acquisition Corp. ("Mid-Way"), a wholly owned subsidiary of Mid-Way Medical, merged with Ciro Jewelry, Inc.

           At the closing, Jewelry's sole shareholder was issued 2,500,000 shares of the Company's stock in exchange for all the outstanding shares of the subsidiary. As a result of the merger, all the assets, liabilities and the business of the subsidiary became the assets, liabilities and business of Mid-Way. At the same time, the former majority shareholder of Mid-Way Medical canceled and/or sold a vast majority of his shares in the Company. After the merger Mid-Way changed its name to Ciro Jewelry, Inc. This transaction is considered to be a recapitalization with Ciro Jewelry as the accounting acquirer and has been reflected using reverse acquisition accounting.

           Ciro Jewelry Inc. (subsidiary) owns a trademark for the "Ciro" jewelry name in the following countries: Bolivia, Chile, Hungary, Israel, Japan, Macao, Mexico, Monaco, Panama, Philippines, Portugal, South Korea, Russia and the United States. The Company licenses its trademark and receives royalties from the licensees.


NOTE   2   -GOING CONCERN UNCERTAINTY:

           The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. For the year ended December 31, 2000, the Company incurred a loss of $(83,972), which increased the accumulated deficit to $(926,814). In addition the Company's main source of royalty income has paid only a nominal amount during 2000. It is the Company's intention to seek a replacement licensee for its main source of royalty income, however to date, a replacement has not been found.

           The current operating expenses of the Company are minimal. Royalty income and the majority shareholder provided the funds for all operating expenses during 2000. Operating expenses primarily consist of management fees to an affiliate and other nominal costs. The shareholder has indicated his willingness to provide the necessary working capital until sufficient royalty income is generated from its trademark, or other financing is obtained to make the Company self sufficient.

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

                     CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999
                  ------------------------------------------
NOTE   3   -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

     (A)   PRINCIPLES OF CONSOLIDATION:

           The accompanying consolidated financial statements include the accounts of "Ciro International, Inc." and its wholly owned subsidiary "Ciro Jewelry, Inc." All material intercompany balances and transactions have been eliminated in consolidation.

     (B)   USE OF ESTIMATES:

           In preparing financial statements in accordance with generally accepted accounting principles, management makes certain estimates and assumptions, where applicable, that affect the reported amounts of assets and liabilities and disclosures of contingent assets and reported amounts of revenues and expenses during the reporting period. While actual results could differ from these estimates, management does not expect such variances, if any, to have material effect on the financial statements.

     (C)   CONCENTRATION AT CREDIT RISK/FAIR VALUE:

           Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash. The carrying amounts of cash and accounts receivable approximate fair value due to the short-term nature of these items.

     (D)   INCOME TAXES:

           The Company utilizes Financial Accounting Standards Board Statement No. 109, "Accounting for Income Taxes" ("SFAS 109"), which requires the use of the asset and liability approach of providing for income taxes. SFAS 109 requires recognition of deferred tax liabilities and assets for the expected future tax consequences of events that have been included in the financial statements or tax returns. Under this method, deferred tax liabilities and assets are determined based on the difference between the financial statement and tax basis of assets that are expected to reverse. Under SFAS 109, the effect on deferred tax assets and liabilities of changes in tax rates is recognized in income in the period that includes the enactment data.

           The Company has a net operating loss carry-forward as of its year-end, December 31, 2000, of approximately $906,000 which maybe applied against future taxable income, and which expires in the year ending in 2020. Since there is no assurance that the Company will generate future taxable income to utilize the deferred tax asset resulting from the net operating loss carry-forward, the Company has not recognized this asset.

     (E)   CASH EQUIVALENTS:

           The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                     CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999
                  ------------------------------------------
NOTE   3   -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (F)   EARNINGS PER SHARE:

           The Company has adopted Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("SFAS 128"), which has changed the method for calculating earnings per share. SFAS 128 requires the presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per common share is computed by dividing net income (loss of $83,972) by the weighted average number of common shares (7,280,000) and for diluted earnings per share also common equivalent shares outstanding (7,280,000).

     (G)   RECENT ACCOUNTING PRONOUNCEMENTS:

          In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 revises the guidance for business combinations, eliminates the pooling method and is effective for business combinations occurring after June 15, 2001. SFAS No. 142 eliminates the amortization requirement for goodwill and certain other intangible assets and requires that such assets be reviewed periodically for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Neither of these standards is anticipated to have a material impact on the Company's financial position or results of operations.

          In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and their associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. This standard is effective for fiscal years beginning after June 15, 2002. This standard is not anticipated to have a material impact on the Company's financial position or results of operations.

          In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement also extends the reporting requirements to report separately, as discontinued operations, components of an entity that have either been disposed of or are classified as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. This standard is not anticipated to have a material impact on the Company's financial position or results of operations.

          In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146). SFAS 146 requires that a liability for a cost associated with an exit of disposal activity be recognized when the liability is incurred. SFAS 146 requires that the initial measurement of a liability be at fair value. The Company plans to adopt SFAS 146 effective January 1, 2003 and does not expect that the adoption will have a material impact on its consolidated results of operation and financial position.

                     CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999
                  ------------------------------------------
NOTE   3   -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):
      (G)    RECENT ACCOUNTING PRONOUNCEMENTS (CONTINUED):

           In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation. In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company does not expect that adoption of SFAS 148 will have a material impact on its consolidated results of operation and financial position.

     (H)    TRADEMARKS:

           Trademarks had an original allocated cost of $370,000, as determined by the purchase of the trademark out of bankruptcy by the former parent company of Ciro Jewelry, Inc. Trademarks were being amortized over a 15-year period. During 1999, trademarks with a remaining value of $246,323 were written off because they were considered to have no continuing value.

     (I)    ACCOUNTS RECEIVABLE:

           For the year ended December 31, 1999, the Company has reserved the entire balance of accounts receivable in the amount of $239,566. The receivable represents amounts due from a customer with which the Company had a merger agreement that was later rescinded.


NOTE   4   -RELATED PARTY TRANSACTIONS:

           During 2000, the Company incurred management fees of $24,000 with an affiliate. The management fee is for rent and other administrative charges. Management fees of $12,400 were paid during 2000, the balance of $11,600 has been forgiven and is included as part of additional paid-in capital.

                     CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2000 AND 1999
                  ------------------------------------------
NOTE   5   -SUBSEQUENT EVENTS

           Pursuant to a February 13, 2003 letter agreement, in connection with a proposed exchange of the Company's common stock for all of the outstanding capital stock of Advanced Bio/Chem, Inc., the Company has agreed to:

           (a)Sell approximately 5,220,000 common shares for $60,000. These funds were received in April 2003, but no shares of common stock have been issued.
           (b)Effectuate a one-for-3.5 reverse stock split with respect to its issued and outstanding common shares, leaving approximately 3,600,000 common shares outstanding.
           (c)Exchange 6,150,000 newly issued common shares (approximately 63%) for all of the capital stock of Advanced Bio/Chem, Inc. This transaction will be accounted for using reverse acquisition accounting. The anticipated transactions should be completed in June 2003.

              This exchange will limit future years' utilization of the Company's net operating losses.

           On April 21, 2003, the Company and Advanced Bio/Chem, Inc. ("ABC") entered into an Agreement and Plan of Merger whereby the a wholly-owned subsidiary of the Company, Alpha Bravo/Charlie Acquisition Corp. ("ABC Acquisition Corp."), will merge with and into ABC in a tax free exchange of shares at which time ABC will be a wholly owned subsidiary of the Company ("Merger"). At the same time the shareholders of ABC will receive shares of the Company on a one-for-one basis in exchange for their shares in ABC. As a result of the Merger, the shareholders of ABC will hold approximately 65% of the issued and outstanding Common Stock of the Company and the Company will own 100% of the issued and outstanding Common Stock of ABC. At the closing of the Merger, the present officer and director of the Company will resign, the present officers of ABC will remain the management team of ABC and certain of those employees will be officers of the Company. Further, the Company's new board will consist of persons nominated by the shareholders of ABC prior to the Merger.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                                   DIRECTORS

The Company's directors are elected at each Annual Meeting of Shareholders. The directors currently serving on the Company's Board of Directors are set forth in the table below:

    Name                Age       Positions and Offices With The Company
    ----                ---       --------------------------------------
    Murray A. Wilson    60        Director; Chief Executive Officer;
                                  President & Secretary

Murray A. Wilson has served as Ciro's President, Chief Executive Officer, Director and Secretary since December 1, 1997. In addition, Mr. Wilson has served as President and the Chief Operating Officer of MT&F, Inc. since 1990. From 1994 to present, Mr. Wilson has served as President of Grossingers Trademark.

No director holds any directorship in a company with a class of securities registered pursuant to Section 12 of the Securities Exchange Act of 1934 or subject to the requirements of Section 15(d) of such Act. No director holds any directorship in a company registered as an investment company under the Investment Company Act of 1940.

The Board of Directors has not established an Audit Committee, a Compensation Committee or a Strategy Committee. The Company does not have a standing nominating committee or any committee performing a similar function.

                              EXECUTIVE OFFICERS

The executive officers of the Company, each of whom was elected by the Board of Directors of the Company to serve in the capacities set forth below opposite their names, and, except as otherwise noted, are currently serving until the next Annual Meeting of Shareholders, are as follows:

    Name                Age       Positions and Offices With The Company
    ----                ---       --------------------------------------
    Murray A. Wilson    60        Director; Chief Executive Officer;
                                  President & Secretary

    Max Bloch           48        Vice President

                     COMPLIANCE WITH SECTION 16(A) OF THE
                       SECURITIES EXCHANGE ACT OF 1934

Section 16(a) of the Securities Exchange Act of 1934 requires executive officers and directors who beneficially own more than ten percent (10%) of the Company's Common Stock to file initial reports of ownership and reports of changes of ownership with the Securities and Exchange Commission. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by Commission regulations to furnish the Company with copies of all
Section 16(a) forms they file.

The Company believes that Mr. Murray Wilson is the only executive officer, director and greater than ten percent (10%) beneficial owner of the Company. The Company believes that Mr. Wilson failed to comply with the Section 16(a) filing requirements during and with respect to the fiscal year ended December 31, 2000 as we are not aware of the filing of a Form 3 with the Securities and Exchange Commission on his behalf.

ITEM 10. EXECUTIVE COMPENSATION


The table below sets forth all annual and long-term compensation paid by the Company through the latest practicable date to the Chief Executive Officer of the Company and to all executive officers of the Company who received total annual salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries during the fiscal year ended December 31, 2000.

Neither Mr. Wilson nor Mr. Bloch has received any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past. They have agreed to act without compensation until authorization by the Board of Directors, which is not expected to occur until the Company has generated revenues.

The following table sets forth information concerning all remuneration paid by the Company as of December 31, 2000 to the Company's Directors and all Executive Officers as a group:


Summary Compensation Table

                        Annual Compensation               Long Term Compensation
================================================================================
                                            AWARDS               PAYOUTS
================================================================================
Name & Principal Year Salary Bonus($) Other Restricted Securities LTIP All Other
Position                              Annual  Stock    Underlying Payouts  Comp.
                                      Comp.  Award(s)   Options/   ($)      ($)
                                       ($)     ($)      SARs (#)
--------------------------------------------------------------------------------
Murray A. Wilson 2000    0      0        0      0           0        0     0
(Director; C.E.O.;
President; Secretary)
--------------------------------------------------------------------------------
Max Bloch        2000    0      0        0      0           0        0     0
(Vice President)
================================================================================


DIRECTORS' COMPENSATION

During the fiscal year ended December 31, 2000 no fees were paid to our Director.

EMPLOYMENT CONTRACTS

The Company does not maintain employment contracts with either Messrs. Wilson or Bloch.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS

The following table identifies each person known to the Company to be the beneficial owner of more than five percent of the Company's Common Stock and sets forth the number of shares of the Company's Common Stock beneficially owned by each such person and the percentage of the shares of the Company's outstanding Common Stock owned by each such person.


                     Number of Shares of Common    Percent of Outstanding Common
                     Stock of the Company          Stock of the Company
Name and Address of  Beneficially Owned as of:     Beneficially Owned as of:
Beneficial Owner     June __, 2001  June __, 2003  June __, 2001  June __, 2003
-------------------  -----------------------------------------------------------
Murray Wilson        3,500,000      3,500,000      48%            48%



SECURITY OWNERSHIP OF MANAGEMENT

The following table sets forth the number of shares of the Company's Common Stock beneficially owned by each director of the Company and all directors and officers of the Company as a group and the percentage of the shares of the Company's outstanding Common Stock owned by each director of the Company and all directors and officers of the Company as a group. Except as otherwise noted, the named individual has sole voting power and sole investment power over the securities.


                     Number of Shares of Common    Percent of Outstanding Common
                     Stock of the Company          Stock of the Company
Name and Address of  Beneficially Owned as of:     Beneficially Owned as of:
Beneficial Owner     June __, 2001  June __, 2003  June __, 2001  June __, 2003
-------------------  -----------------------------------------------------------
Murray Wilson        3,500,000      3,500,000      48%            48%

(1 person)           3,500,000      3,500,000      48%            48%


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Description of certain transactions and agreements to which the Company and certain officers and directors of the Company are parties are set forth below.

Murray A. Wilson, Director, Chief Executive Officer, President and Secretary of the Company is also the sole shareholder of Merchants T&F, Inc. ("MT&F"), the former parent of Ciro Jewelry (Delaware). Effective August 1, 1997, MT&F entered into a one-year consulting agreement ("Consulting Agreement") with Ciro Jewelry (Delaware). As compensation under such agreement, Ciro Jewelry (Delaware) agreed to pay MT&F the greater of $5,000 per month or 20% of the gross royalty income. In return, MT&F provided management and organizational services on a part-time basis. Murray Wilson is the sole shareholder of Merchants T & F, Inc. Mr. Wilson also owns 48% of the outstanding common stock of Ciro. This agreement was not entered into in an arms' length transaction and although management believes the terms are fair, no independent determination of fairness has ever been obtained. The Consulting Agreement between MT&F and Ciro Jewelry (Delaware) expired on July 31, 1998 and was not renewed.


ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.

                             INDEX TO EXHIBITS TO
                       ANNUAL REPORT ON FORM 10-KSB OF
                           CIRO INTERNATIONAL, INC.
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000

Exhibit Number Exhibit Description

3.1 Articles of Incorporation of the Registrant, as amended, filed as Exhibits 3.1 through 3.7 to the Registrant's Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on December 29, 1999, and incorporated herein by this reference.

3.2 By-Laws of the Registrant, as amended, filed as Exhibit 3.12 to the Registrant's Registration Statement on Form 10-SB, , filed with the Securities and Exchange Commission on December 29, 1999, and incorporated herein by this reference.

99.1   Certification of Chief Executive Officer and Principal Financial Officer

(b) Reports on Form 8-K.

None.

ITEM 14. CONTROLS AND PROCEDURES

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with the participation of the Company' management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities and Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective. No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation.


                                  SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




CIRO INTERNATIONAL, INC.


/s/ Murray Wilson
-------------------
Name: Murray Wilson
Title: President, Chief Executive Officer
and Chairman of the Board
Date:  June 11, 2003
                                        28

EXHIBIT 99.1


                   CERTIFICATION OF CHIEF EXECUTIVE OFFICER

                        AND PRINCIPAL FINANCIAL OFFICER


 I, Murray Wilson, certify that:

1. I have reviewed this annual report on Form 10-KSB of Ciro International, Inc.

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

      c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: June 11, 2003


/s/ Murray Wilson
-------------------
Name: Murray Wilson
Title: President, Chief Financial Officer
and Chairman of the Board