Form 10QSB
period 2001-03-31
ADVANCED BIO/CHEM INC
filed 2003-07-24
CIK 1059677

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2001
--------------------------------------------------------------------------

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________
--------------------------------------------------------------------------
                     Commission File Number: 000-30646
--------------------------------------------------------------------------

                           CIRO INTERNATIONAL, INC.
              ----------------------------------------------
              (Name of small business issuer in its charter)

             Nevada                                13-3963499
  -------------------------------   ---------------------------------------
  (State or other jurisdiction of   (I.R.S. Employer Identification Number)
  incorporation or organization)

   445 Fifth Avenue - Suite 11A, New York, New York       10016
   ------------------------------------------------   --------------
    (Address of principal executive offices)           (zip code)

             Issuers telephone number:   (212) 481-1322
                                         ----------------

Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                          Yes [ ]     No [X]

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                    PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the Registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

                                         Yes [ ]     No [ ]

                APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

Class Outstanding at March 31, 2001 Common Stock, 7,280,000

Traditional Small Business Disclosure Format (check one)

                                           Yes [ ] No [X]

ITEM 1 FINANCIAL STATEMENTS



Description                                                     Page No.
FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at March 31, 2001
   (Unaudited) and December 31, 2000............................3

Consolidated Statements of Operations for the Quarters Ended
   March 31, 2001 and 2000 (Unaudited) .........................4

Consolidated Statements of Cash Flows for the Quarters Ended
   March 31, 2001 and March 31, 2000 (Unaudited) ...............5

Notes to Consolidated Financial Statements (Unaudited)..........6-7

                   CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                   ---------------------------------------



                                 - ASSETS -


CONSOLIDATED BALANCE SHEETS


                                                      March 31,  December 31,
                                                        2001        2000
                                                      ---------  ------------
                                                     (Unaudited)
CURRENT ASSETS:
 Cash                                                 $     706  $      2,235
                                                      ---------  ------------
TOTAL CURRENT ASSETS                                        706         2,235
                                                      ---------  ------------

TOTAL ASSETS                                          $     706  $      2,235
                                                      =========  ============


                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                $  11,000  $     10,000
                                                      ---------  ------------
TOTAL CURRENT LIABILITIES                                11,000        10,000
                                                      ---------  ------------

SHAREHOLDER=S EQUITY (DEFICIT)
 Common  stock  -  $.001  par value, 50,000,000
   shares authorized, 7,280,000 shares issued and
   outstanding for both periods                           7,280         7,280
 Additional paid-in capital                             912,769       911,769
 Accumulated deficit                                   (930,343)     (926,814)
                                                      ---------  ------------

                                                        (10,294)       (7,765)
                                                      ---------  ------------

 TOTAL LIABILITIES AND SHAREHOLDERS= EQUITY (DEFICIT) $     706  $      2,235
                                                      ---------  ------------


                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (UNAUDITED)
                    ---------------------------------------



CONSOLIDATED STATEMENTS OF OPERATIONS


                                                          For the Three Months
                                                             Ended March 31
                                                          --------------------
                                                             2001       2000
                                                          ---------  ---------
REVENUES:
 Royalty income                                           $   3,972  $   5,122
                                                          ---------  ---------

TOTAL REVENUES                                                3,972      5,122

OPERATING COSTS:
 Selling, general and administrative expenses                 7,501     11,785
                                                          ---------  ---------

(LOSS) FROM OPERATIONS                                       (3,529)    (6,663)
                                                          ---------  ---------

OTHER INCOME:
 Bad debt recovery                                                -      8,313
                                                          ---------  ---------
TOTAL OTHER INCOME                                                -      8,313
                                                          ---------  ---------

(LOSS) INCOME BEFORE PROVISION FOR INCOME TAXES              (3,529)     1,650

 Provision for income taxes                                       -          -
                                                          ---------  ---------

NET (LOSS) INCOME                                         $  (3,529) $   1,650
                                                          =========  =========


EARNINGS (LOSS) PER SHARE

 Basic                                                    $       -  $       -
                                                          =========  =========


 Diluted                                                  $       -  $       -
                                                          =========  =========


 Weighted average number of common shares
   Outstanding - basic and diluted                        7,280,000  7,280,000
                                                          =========  =========



                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)
                    ---------------------------------------



CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Three Months
                                                             Ended March 31
                                                          --------------------
                                                             2001       2000
                                                          ---------  ---------
INCREASE (DECREASE) IN CASH:

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss) income                                        $  (3,529) $   1,650
 Adjustments to reconcile net income (loss) to cash
  provided (used) by operating activities:
   Management fees credited to additional paid-in capital     1,000          -
 Decrease in assets:
   Accounts receivable                                            -     (5,122)
 Increase in liabilities:
   Accounts payable and accrued expenses                      1,000      6,000
                                                          ---------  ---------
    NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES         (1,529)     2,528
                                                          ---------  ---------

NET (DECREASE) INCREASE IN CASH                              (1,529)     2,528

 Cash, at beginning of year                                   2,235        930
                                                          ---------  ---------

CASH, AT END OF PERIOD                                    $     706  $   3,458
                                                          =========  =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
   Income taxes                                           $       -  $       -
   Interest                                               $       -  $       -


                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                  (UNAUDITED)

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

           The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. For the quarter ended March 31, 2001, the Company incurred a loss of $(3,529), which increased the accumulated deficit to $(930,343). In addition the Company's main source of royalty income has paid only a nominal amount during the quarter ended March 31, 2001. It is the Company's intention to seek a replacement licensee for its main source of royalty income, however to date, a replacement has not been found.

           The current operating expenses of the Company are minimal. Royalty income and the majority shareholder provided the funds for all operating expenses during the quarter ended March 31, 2001. Operating expenses primarily consist of management fees to an affiliate and other nominal costs. The shareholder has indicated his willingness to provide the necessary working capital until sufficient royalty income is generated from its trademark, or other financing is obtained to make the Company self sufficient.

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

                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                  ------------------------------------------

                                  (UNAUDITED)

NOTE   3   -RELATED PARTY TRANSACTIONS

           During the quarter ended March 31, 2001, the Company incurred management fees of $6,000 with an affiliate. The management fee is for rent and other administrative charges. Management fees of $5,000 were paid during the quarter, the balance of $1,000 has been forgiven and is included as part of additional paid-in capital.


NOTE   4   -SUBSEQUENT EVENTS

           Pursuant to a February 13, 2003 letter agreement, in connection with a proposed exchange of the Company's common stock for all of the outstanding capital stock of Advanced Bio/Chem, Inc., the Company has agreed to:

           (a)Sell approximately 5,220,000 common shares for $60,000. The funds for these shares were received in April of 2003, but the shares have not yet been issued.

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

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

The Company had royalty revenues for the three months ended March 31, 2001 of $3,972, representing a 22.5% decrease from royalty revenues of $5,122 for the same period of 2000. The decrease in royalty income was caused by the fact that the Company lost its primary licensee. The Company is currently attempting to market its trademark to other sources, although management cannot provide assurance that they will be successful in doing this.

Selling, general and administrative expenses ("SG&A") were $7,501 for the first quarter of 2001 compared to $11,785 for the first quarter of 2000. The differences are caused by bad debt expense. The Company had no amortization expense for the quarter ended March 31, 2001.

The Company had net losses of $3,529 for the three months of 2001 which was a decrease of $5,179 from income of $1,650 for the same period of 2000. The ongoing losses are caused primarily by the fact that the Company lost its primary licensee.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficiency at March 31, 2001 of $10,294 compared to working capital deficiency of $7,765 as of December 31, 2000. The difference was caused by accrued expenses incurred as of March 31, 2001 for accounting and printing fees. The majority shareholder has indicated his willingness to provide the funds for all expenses not covered by cash flow at least through March 31, 2001. The Company is actively attempting to add additional licensees in an attempt to generate sufficient cash flow as to not have to rely on working capital loans from the majority shareholder.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

It should be noted that in this Management's Discussion and Analysis or Plan of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "believe", "anticipate", "intend", "goal", "expect" and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on weather-related factors, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing constraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.


RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2001, the Financial Accounting Standards Board (FASB) issued SFAS No. 141, "Business Combinations," and SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 141 revises the guidance for business combinations, eliminates the pooling method and is effective for business combinations occurring after June 15, 2001. SFAS No. 142 eliminates the amortization requirement for goodwill and certain other intangible assets and requires that such assets be reviewed periodically for impairment. SFAS No. 142 is effective for fiscal years beginning after December 15, 2001. Neither of these standards have a current material impact on the Company's financial position or results of operations.

In August 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations," which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and their associated retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and (or) normal use of the asset. This standard is effective for fiscal years beginning after June 15, 2002. This standard does not have a current material impact on the Company's financial position or results of operations.

In October 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 addresses financial accounting and reporting for the impairment or disposal of long-lived assets. This statement also extends the reporting requirements to report separately, as discontinued operations, components of an entity that have either been disposed of or are classified as held-for-sale. SFAS No. 144 is effective for fiscal years beginning after December 15, 2001. This standard does not have a current material impact on the Company's financial position or results of operations.

In June 2002, the FASB issued Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS
146). SFAS 146 requires that a liability for a cost associated with an exit of disposal activity be recognized when the liability is incurred. SFAS 146 requires that the initial measurement of a liability be at fair value. The Company plans to adopt SFAS 146 effective January 1, 2003 and does not expect that the adoption will have a material impact on its consolidated results of operations and financial position.

In January 2003, the FASB issued Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure, which amends FASB Statement No. 123, Accounting for Stock-Based Compensation. In response to a growing number of companies announcing plans to record expenses for the fair value of stock options, Statement 148 provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS 148 amends the disclosure requirements of SFAS 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The Company does not expect that adoption of SFAS 148 will have a material impact on its consolidated results of operations and financial position.


ITEM 3



CONTROLS AND PROCEDURES


Within the 90-day period prior to the filing date of this report, an evaluation was conducted under the supervision of and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer have concluded that our disclosure controls and procedures are effective to ensure that all material information related to the Company and its consolidated subsidiaries is made known to them, particularly during the period when our periodic reports are being prepared. Subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation, there have been no significant changes in the Company's internal controls, or in other factors that could significantly affect the internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses. It should be noted that the design of any system of controls is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions, regardless of how remote.


                                    PART II

ITEM 1. LEGAL PROCEEDINGS

None.

ITEM 2. CHANGES IN SECURITIES

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a. Exhibit Index

Exhibit 99.1 Certification of President and Principal Financial Officer

Exhibit  99.2 Certification of President and Principal Financial Officer

b. Reports on Form 8-K

None.

                                  SIGNATURES


In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


CIRO INTERNATIONAL, INC.


/s/ Murray Wilson
-------------------
Name: Murray Wilson
Title: President, Chief Financial Officer and Chairman of the Board
Date:  June 11, 2003

EXHIBIT 99.1

                          CERTIFICATION OF PRESIDENT
                        AND PRINCIPAL FINANCIAL OFFICER


I, Murray Wilson, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Ciro International, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: June 11, 2003


/s/ Murray Wilson
-------------------
Name: Murray Wilson
Title: President and Chief Financial Officer