Form 10QSB
period 2001-06-30
ADVANCED BIO/CHEM INC
filed 2003-07-24
CIK 1059677

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended June 30, 2001
--------------------------------------------------------------------------

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


Class Outstanding at June 30, 2001 Common Stock, 7,280,000

Traditional Small Business Disclosure Format (check one)

                                           Yes [ ] No [X]

ITEM 1 FINANCIAL STATEMENTS



Description                                                      Page No.
FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at June 30, 2001
   (Unaudited) and December 31, 2000............................ 3

Consolidated Statements of Operations for the Quarters and
   Six Months Ended June 30, 2001 and 2000 (Unaudited).......... 4

Consolidated Statements of Cash Flows for the Six Months Ended
   June 30, 2001 and June 30, 2000 (Unaudited) ................. 5

Notes to Consolidated Financial Statements (Unaudited).......... 6-7


                   CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                   ---------------------------------------



                                 - ASSETS -


CONSOLIDATED BALANCE SHEETS


                                                       June 30,  December 31,
                                                        2001        2000
                                                      ---------  ------------
                                                     (Unaudited)
CURRENT ASSETS:
 Cash                                                 $     272  $      2,235
                                                      ---------  ------------
TOTAL CURRENT ASSETS                                        272         2,235
                                                      ---------  ------------

TOTAL ASSETS                                          $     272  $      2,235
                                                      =========  ============


                   - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
 Accounts payable and accrued expenses                $  10,000  $     10,000
                                                      ---------  ------------
TOTAL CURRENT LIABILITIES                                10,000        10,000
                                                      ---------  ------------

SHAREHOLDER=S EQUITY (DEFICIT)
 Common  stock  -  $.001  par value, 50,000,000
  shares authorized, 7,280,000 shares issued and
  outstanding for both periods                            7,280         7,280
Additional paid-in capital                              912,769       911,769
 Accumulated deficit                                   (929,777)     (926,814)
                                                      ---------  ------------

                                                         (9,728)       (7,765)
                                                      ---------  ------------

 TOTAL LIABILITIES AND SHAREHOLDERS= EQUITY (DEFICIT) $     272  $      2,235
                                                      ---------  ------------


  The accompanying notes are an integral part of these consolidated financial statements.

                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    ---------------------------------------
                                  (UNAUDITED)


CONSOLIDATED STATEMENTS OF OPERATIONS


                                    For the Three Months   For the Six Months
                                        Ended June 30         Ended June 30
                                    --------------------  --------------------
                                       2001       2000       2001       2000
                                    ---------  ---------  ---------  ---------
REVENUES:
 Royalty income                     $   7,406  $       -  $  11,378  $   5,122
                                    ---------  ---------  ---------  ---------

TOTAL REVENUES                          7,406          -     11,378      5,122

OPERATING COSTS:
 Selling, general and
  administrative expenses               6,840     15,866     14,341     27,651
                                    ---------  ---------  ---------  ---------

INCOME (LOSS) FROM OPERATIONS             566    (15,866)    (2,963)   (22,529)
                                    ---------  ---------  ---------  ---------

OTHER INCOME:
 Bad debt recovery                          -          -          -      8,313
                                    ---------  ---------  ---------  ---------
TOTAL OTHER INCOME                          -          -          -      8,313
                                    ---------  ---------  ---------  ---------

INCOME (LOSS) BEFORE PROVISION
 FOR INCOME TAXES                         566    (15,866)    (2,963)   (14,216)

 Provision for income taxes                 -          -          -          -
                                    ---------  ---------  ---------  ---------

NET INCOME (LOSS)                   $     566  $ (15,866) $  (2,963) $ (14,216)
                                    =========  =========  =========  =========

EARNINGS (LOSS) PER SHARE

 Basic                              $       -  $       -  $       -  $       -
                                    =========  =========  =========  =========

 Diluted                            $       -  $       -  $       -  $       -
                                    =========  =========  =========  =========

 Weighted average number of common shares
   Outstanding - basic and diluted  7,280,000  7,280,000  7,280,000  7,280,000
                                    =========  =========  =========  =========


                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    ---------------------------------------
                                  (UNAUDITED)


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           For the Six Months
                                                             Ended June 30
                                                          --------------------
                                                             2001       2000
                                                          ---------  ---------
INCREASE (DECREASE) IN CASH:

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                               $  (2,963) $ (14,216)
 Adjustments to reconcile net income to net cash
  provided (used) by operating activities:
   Management fees credited to additional paid-in capital     1,000          -
 Increase in liabilities:
   Accounts payable and accrued expenses                          -     14,100
                                                          ---------  ---------
    NET CASH (USED) BY OPERATING ACTIVITIES                  (1,963)      (116)
                                                          ---------  ---------

NET (DECREASE) IN CASH                                       (1,963)      (116)

 Cash, at beginning of year                                   2,235        930
                                                          ---------  ---------

CASH, AT END OF PERIOD                                    $     272  $     814
                                                          =========  =========


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
   Income taxes                                           $     700  $       -
   Interest                                               $       -  $       -


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

           The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. For the quarter ended June 30, 2001, the Company generated a small profit of $566, which minimally decreased the accumulated deficit to ($929,777). In addition the Company's main source of royalty income has paid only a nominal amount during the six months ended June 30, 2001. It is the Company's intention to seek a replacement licensee for its main source of royalty income, however to date, a replacement has not been found.

           The current operating expenses of the Company are minimal. Royalty income and the majority shareholder provided the funds for all operating expenses during the six months ended June 30, 2001. Operating expenses primarily consist of management fees to an affiliate and other nominal costs. The shareholder has indicated his willingness to provide the necessary working capital until sufficient royalty income is generated from its trademark, or other financing is obtained to make the Company self sufficient.

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

           During the quarter ended June 30, 2001, the Company incurred and paid management fees of $6,000 to an affiliate for rent and other administrative charges.


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

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS


The Company had royalty revenues for the quarter and six months ended June 30, 2001 of $7,406 and $11,378 representing an increase from royalty revenues of nil and $5,122 for the same periods of 2000. The increase in royalty income was caused by increased sales by its remaining licensees. The Company is currently attempting to market its trademark to other sources, although management cannot provide assurance that they will be successful in doing this.

Selling, general and administrative expenses ("SG&A") were $6,840 and $14,341 for the second quarter and first six months of 2001 compared to $15,866 and $27,651 for the same periods of 2000. The differences are caused by a reduction of sales and marketing efforts.

The Company had net income of $566 and net losses of $2,963 for the second quarter and the first six months of 2001 which was an increase from a net loss of $15,866 and $22,529 for the same periods of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficiency at June 30, 2001 of $9,728 compared to working capital deficiency of $7,765 as of December 31, 2000. The difference was caused by a decrease in cash. The majority shareholder has indicated his willingness to provide the funds for all expenses not covered by cash flow at least through June 30, 2001. The Company is actively attempting to add additional licensees in an attempt to generate sufficient cash flow as to not have to rely on working capital loans from the majority shareholder.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
a. Exhibit Index

Exhibit 99.1 - Certification of President and Principal Financial Officer

Exhibit 99.2 - Certification of President and Principal Financial Officer

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