Form 10QSB
period 2001-09-30
ADVANCED BIO/CHEM INC
filed 2003-07-24
CIK 1059677

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2001
--------------------------------------------------------------------------

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

Class Outstanding at September 30, 2001 Common Stock, 7,280,000

Traditional Small Business Disclosure Format (check one)

                                           Yes [ ] No [X]

ITEM 1 FINANCIAL STATEMENTS




Description                                                      Page No.
FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at September 30, 2001
   (Unaudited) and December 31, 2000............................ 3

Consolidated Statements of Operations for the Quarters
   and Nine Months Ended September 30, 2001 and 2000
   (Unaudited).................................................. 4

Consolidated Statements of Cash Flows for the Nine Months Ended
   September 30, 2001 and September 30, 2000 (Unaudited)........ 5

Notes to Consolidated Financial Statements (Unaudited).......... 6-7


                   CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                   ---------------------------------------



CONSOLIDATED BALANCE SHEETS


                                 - ASSETS -


                                                    September 30,  December 31,
                                                        2001           2000
                                                    -------------  ------------
                                                     (UNAUDITED)
CURRENT ASSETS:
 Cash                                               $         209  $      2,235
                                                    -------------  ------------
TOTAL CURRENT ASSETS                                          209         2,235
                                                    -------------  ------------

TOTAL ASSETS                                        $         209  $      2,235
                                                    =============  ============


                    - LIABILITIES AND SHAREHOLDERS' EQUITY -
CURRENT LIABILITIES:
 Accounts payable and accrued expenses              $      10,000  $     10,000
                                                    -------------  ------------
TOTAL CURRENT LIABILITIES                                  10,000        10,000
                                                    -------------  ------------

SHAREHOLDER=S EQUITY (DEFICIT)
 Common  stock  -  $.001  par value, 50,000,000
  shares authorized, 7,280,000 shares issued and
  outstanding for both periods                              7,280         7,280
Additional paid-in capital                                918,769       911,769
 Accumulated deficit                                     (935,840)     (926,814)
                                                    -------------  ------------

                                                           (9,791)       (7,765)
                                                    -------------  ------------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT) $         209  $      2,235
                                                    -------------  ------------


  The accompanying notes are an integral part of these consolidated financial statements.

                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    ---------------------------------------
                                  (Unaudited)


CONSOLIDATED STATEMENTS OF OPERATIONS

                                    For the Three Months  For the Nine Months
                                     Ended September 30    Ended September 30
                                    --------------------  --------------------
                                       2001       2000       2001       2000
                                    ---------  ---------  ---------  ---------
REVENUES:
 Royalty income                     $       -  $     360  $  11,378  $   5,482
                                    ---------  ---------  ---------  ---------

TOTAL REVENUES                              -        360     11,378      5,482

OPERATING COSTS:
 Selling, general and
  administrative expenses               6,063      2,564     20,404     30,215
                                    ---------  ---------  ---------  ---------

(LOSS) FROM OPERATIONS                 (6,063)    (2,204)    (9,026)   (24,733)
                                    ---------  ---------  ---------  ---------

OTHER INCOME:
 Bad debt recovery                          -          -          -      8,313
                                    ---------  ---------  ---------  ---------
TOTAL OTHER INCOME                          -          -          -      8,313
                                    ---------  ---------  ---------  ---------

(LOSS) BEFORE PROVISION FOR
 INCOME TAXES                          (6,063)    (2,204)    (9,026)   (16,420)

 Provision for income taxes                 -        300          -        300
                                    ---------  ---------  ---------  ---------

NET (LOSS)                          $  (6,063) $  (2,504) $  (9,026) $ (16,720)
                                    =========  =========  =========  =========

EARNINGS (LOSS) PER SHARE

 Basic                              $       -  $       -  $       -  $       -
                                    =========  =========  =========  =========

 Diluted                            $       -  $       -  $       -  $       -
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
                                    =========  =========  =========  =========


                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    ---------------------------------------
                                  (Unaudited)


CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                     For the Nine Months Ended
                                                          September 30
                                                     -------------------------
                                                         2001         2000
                                                     -----------  ------------
INCREASE (DECREASE) IN CASH:

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                          $    (9,026) $    (16,720)
Adjustments to reconcile net (loss) to net cash
 (used) by operating activities:
  Management fees credited to additional paid-in capital   7,000             -
 Increase in liabilities:
   Accounts payable and accrued expenses                       -        16,600
                                                     -----------  ------------
    Net cash (used) in operating activities               (2,026)         (120)
                                                     -----------  ------------

NET (DECREASE) IN CASH                                    (2,026)         (120)

 Cash, at beginning of year                                2,235           930
                                                     -----------  ------------

CASH, AT END OF PERIOD                               $       209  $        810
                                                     ===========  ============


SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
   Income taxes                                      $       700  $        300
   Interest                                          $         -  $          -


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

           The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. For the quarter ended September 30, 2001, the Company incurred a loss of ($6,063), which increased the accumulated deficit to ($935,840). In addition the Company's main source of royalty income has paid only a nominal amount during 2001. It is the Company's intention to seek a replacement licensee for its main source of royalty income, however to date, a replacement has not been found.

           The current operating expenses of the Company are minimal. Royalty income and the majority shareholder provided the funds for all operating expenses during 2001. Operating expenses primarily consist of management fees to an affiliate and other nominal costs. The shareholder has indicated his willingness to provide the necessary working capital until sufficient royalty income is generated from its trademark, or other financing is obtained to make the Company self sufficient.

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

           During the quarter ended September 30, 2001, the Company incurred management fees of $6,000 with an affiliate. The management fee is for rent and other administrative charges. Management fees of $0 were paid during the quarter, the balance of $6,000 has been forgiven and is included as part of additional paid-in capital.


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

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS


The Company had royalty revenues for the quarter and nine months ended September 30, 2001 of $0 and $11,378 as compared to royalty revenues of $360 and $5,482 for the same periods of 2000. The decrease in royalty income for the quarter was caused by decreased sales by its remaining licensees. The Company is currently attempting to market its trademark to other sources, although management cannot provide assurance that they will be successful in doing this.

Selling, general and administrative expenses ("SG&A") were $6,063 and $20,404 for the third quarter and first nine months of 2001 compared to $2,564 and $30,215 for the same periods of 2000.

The Company had net losses of $6,063 and $9,026 for the third quarter and the first nine months of 2001 which was an increase in net losses from $2,504 and $16,720 for the comparable periods of 2000.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficiency at September 30, 2001 of $9,791 compared to working capital deficiency of $7,765 as of December 31, 2000. The difference was caused by decreased cash. The majority shareholder has indicated his willingness to provide the funds for all expenses not covered by cash flow at least through September 30, 2001. The Company is actively attempting to add additional licensees in an attempt to generate sufficient cash flow as to not have to rely on working capital loans from the majority shareholder.

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