Form 10KSB
period 2001-12-31
ADVANCED BIO/CHEM INC
filed 2003-07-24
CIK 1059677

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2001

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended December 31, 2001 were $11,378.

The aggregate market value of common stock held by non-affiliates of the registrant as of June ____, 2001 and June ___, 2003, respectively, was approximately $0 and $2,984,800. The number of shares of Common Stock of the registrant outstanding on June _____, 2001 and June _____, 2003 was 7,280,000 for both periods, respectively.

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

The following table sets forth: (1) the location for which a licensee has rights to open stores; (2) whether the licensees' development rights are exclusive or non-exclusive to the licensee; (3) the total number of stores opened as of December 31, 2001; and (4) the year in which the present license agreement shall expire:

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

EMPLOYEES

As of December 31, 2001, the Company had no employees.

The Company has never had a work stoppage and regards its employee relations as satisfactory. Employees are not covered by collective bargaining agreements.


ITEM 2. DESCRIPTION OF PROPERTY

The Company's physical facilities presently consists of only its main location at 445 Fifth Avenue, Suite 11A, New York, New York 10016. This facility is leased by MT&F who is in the last year of a 10 year lease with Mr. Murray A. Wilson. The facility used by the Company is approximately 1000 square feet. Currently, this facility is used as the Company's corporate headquarters, billing sites and company offices.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is traded on the "pink sheets" under the symbol CIRR. The following sets forth the range of the closing bid prices for the Company's Common Stock for the period January 1, 2001 through December 31, 2001. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock.

                                                    High Bid    Low Bid

Quarter Ended March 31, 2001        Common Stock        No Activity
Quarter Ended June 30, 2001         Common Stock        No Activity
Quarter Ended September 30, 2001    Common Stock        No Activity
Quarter Ended December 31, 2001     Common Stock        No Activity

(b) The approximate number of holders of the Common Stock of the Company as of June _____, 2001 and June ___, 2003, respectively, was 32 for both periods.
 (c) No cash dividends were declared by the Company during the fiscal year ended December 31, 2001. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

(d) No shares are available for issuance under any equity compensation plan at December 31, 2001.


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


RESULTS OF OPERATIONS - COMPARISON OF YEARS DECEMBER 31, 2001 AND DECEMBER 31, 2000.

Revenue for the year ended December 31, 2001 was $11,378 a 36% decrease from $17,759 during the year ended December 31, 2000. The decrease in revenue of $6,381 is due to the reduced level of business activity in 2001. The decline in revenues is expected to continue as we are redirecting our efforts from marketing to locating an acquiror for our business. The Company's majority shareholder covered the Company's cash flow shortages through December 2001, but there is no binding agreement with such person.

Operating costs for the year ended December 31, 2001 were $26,402 compared to $109,744 from the year ended December 31, 2000. There have been a disproportionate amount of increases and decreases in some items. Our selling, general and administrative expenses decreased from $46,067 for the year ended December 31, 2000 to $26,402 for the year ended December 31, 2001 as a result of our reduced marketing efforts. Bad debt expense decreased from $63,677 in 2000 to $0 in 2001. Management fees stayed the same at $24,000 as a result of a non-binding agreement with Merchants T & F, Inc. Office expenses were minimal in 2001.

Loss from operations for the year ended December 31, 2001 were $15,024 compared to $91,985 for the year ended December 31, 2000.

Other income for the year ended December 31, 2001 was nil compared to $8,313 for the year ended December 31, 2000.

Net loss for the year ended December 31, 2001 was $15,024 compared to $83,972 for the year ended December 31, 2000. The net decrease in loss of $68,948 reflects to a great extent lack of write-offs for bad debt.

 LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 2001 decreased to $(9,789) from working capital of $(7,765) at December 31, 2000. The decrease in working capital was primarily due to the decrease in business operations during the year ended December 31, 2001.

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

ITEM 7. FINANCIAL STATEMENTS


                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                       CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                ----------------------------------------------


                                 - CONTENTS -

                                                                    PAGE(S)
Independent Auditors' Report                                       11

Financial Statements:

Consolidated Balance Sheets                                        12
Consolidated Statements of Operations                              13
Consolidated Statements of Changes in Shareholders' Equity         14
Consolidated Statements of Cash Flows                              15

Notes to Consolidated Financial Statements                         16-19


                         INDEPENDENT AUDITORS' REPORT


To The Shareholders of
Ciro International, Inc. and Subsidiary
New York, New  York


We have audited the accompanying consolidated balance sheet of Ciro International, Inc. and Subsidiary as of December 31, 2001 and 2000 and the related consolidated statements of operations, shareholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements, referred to above, present fairly, the financial position of Ciro International, Inc. and Subsidiary as of December 31, 2001 and 2000 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.




                                     LAZAR LEVINE & FELIX LLP

New York, New York
May 5, 2003

                     CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 2001 AND 2000
                    ---------------------------------------
                                    - ASSETS -


CONSOLIDATED BALANCE SHEETS

                                                            2001       2000
                                                         ---------  ---------
CURRENT ASSETS:
   Cash                                                  $     211  $   2,235
                                                         ---------  ---------
TOTAL CURRENT ASSETS                                           211      2,235
                                                         ---------  ---------

TOTAL ASSETS                                             $     211  $   2,235
                                                         =========  =========
                   - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) -

CURRENT LIABILITIES:
   Accounts payable                                      $  10,000  $  10,000
                                                         ---------  ---------

TOTAL CURRENT LIABILITIES                                   10,000     10,000
                                                         ---------  ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock - $.001 par value, 50,000,000 shares
     authorized, 7,280,000 shares issued and outstanding     7,280      7,280
   Additional paid-in capital                              924,769    911,769
   Accumulated deficit                                    (941,838)  (926,814)
                                                         ---------  ---------

                                                            (9,789)    (7,765)
                                                         ---------  ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $     211  $   2,235
                                                         ---------  ---------


  The accompanying notes are an integral part of these financial statements.

                     CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                ----------------------------------------------


CONSOLIDATED STATEMENTS OF OPERATIONS
                                                             2001       2000
                                                         ---------  ---------
REVENUES:
   Royalty income                                        $  11,378  $  17,759
                                                         ---------  ---------

TOTAL REVENUES                                              11,378     17,759
                                                         ---------  ---------

OPERATING COSTS:
   Selling, general and administrative expenses             26,402     46,067
   Write-off of loans receivable                                 -     63,677
                                                         ---------  ---------
TOTAL OPERATING COSTS                                       26,402    109,744
                                                         ---------  ---------

(LOSS) FROM OPERATIONS                                     (15,024)   (91,985)
                                                         ---------  ---------

OTHER INCOME (EXPENSE):
   Bad debt recovery                                             -      8,313
                                                         ---------  ---------
                                                                 -      8,313
                                                         ---------  ---------

(LOSS) BEFORE PROVISION FOR INCOME TAXES                   (15,024)   (83,672)

   Provision for taxes                                           -        300
                                                         ---------  ---------

NET (LOSS)                                               $ (15,024) $ (83,972)
                                                         =========  =========


EARNINGS (LOSS) PER SHARE

   Basic                                                 $       -  $   (0.01)
                                                         =========  =========

   Diluted                                               $       -  $   (0.01)
                                                         =========  =========

 Weighted average number of common shares
   Outstanding - basic and diluted                       7,280,000  7,280,000
                                                         =========  =========


  The accompanying notes are an integral part of these financial statements.

                     CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                -----------------------------------------------

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                     Total
                              Common Stock   Additional           Shareholders'
                           ------------------ Paid-in Accumulated    Equity
                            Shares    Amount  Capital   Deficit     (Deficit)
                           ---------  ------  --------  ---------  -----------
BALANCE, JANUARY 1, 2000   7,280,000  $7,280  $900,169  $(842,842) $    64,607

MANAGEMENT FEES CREDITED
 TO CAPITAL                        -       -    11,600          -       11,600

NET (LOSS)                         -       -         -    (83,972)     (83,972)
                           ---------  ------  --------  ---------  -----------

BALANCE, DECEMBER 31,2000  7,280,000   7,280   911,769   (926,814)      (7,765)

MANAGEMENT FEES CREDITED
 TO CAPITAL                        -       -    13,000          -       13,000

NET (LOSS)                         -       -         -    (15,024)     (15,024)
                           ---------  ------  --------  ---------  -----------

BALANCE, DECEMBER 31,2001  7,280,000  $7,280  $924,769  $(941,838) $    (9,789)
                           =========  ======  ========  =========  ===========

  The accompanying notes are an integral part of these financial statements.

                     CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000
                ----------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             2001       2000
                                                         ---------  ---------
INCREASE (DECREASE) IN CASH:

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net (loss)                                             $ (15,024) $ (83,972)
  Adjustments to reconcile net (loss) to net cash
   provided (used) by operating activities:
    Bad debt provision                                           -     63,677
    Management fees credited to additional paid-in capital  13,000     11,600
   Changes in assets and liabilities:
     Increase in accounts payable                                -     10,000
                                                         ---------  ---------
      Net cash (used in) provided by operating activities   (2,024)     1,305
                                                         ---------  ---------

NET (DECREASE) INCREASE IN CASH                             (2,024)     1,305

   Cash, at beginning of year                                2,235        930
                                                         ---------  ---------

CASH, AT END OF YEAR                                     $     211  $   2,235
                                                         =========  =========
 SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
    Income taxes                                         $     700  $     300
    Interest                                             $       -  $       -


  The accompanying notes are an integral part of these financial statements.

                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000
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

           The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. For the year ended December 31, 2001, the Company incurred a loss of $(15,024), which increased the accumulated deficit to ($941,838). In addition the Company's main source of royalty income has paid only a nominal amount during 2001. It is the Company's intention to seek a replacement licensee for its main source of royalty income, however to date, a replacement has not been found.

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

                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000
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

           The Company has a net operating loss carry-forward as of its year-end, December 31, 2001, of approximately $922,000 which maybe applied against future taxable income, and which expires in the year ending in 2021. Since there is no assurance that the Company will generate future taxable income to utilize the deferred tax asset resulting from the net operating loss carry-forward, the Company has not recognized this asset.

     (E)   CASH EQUIVALENTS:

           The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000
                  ------------------------------------------
 NOTE   3   -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (F)   EARNINGS PER SHARE:

           The Company has adopted Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("SFAS 128"), which has changed the method for calculating earnings per share. SFAS 128 requires the presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per common share is computed by dividing net income (loss) of ($15,024) by the weighted average number of common shares (7,280,000) and for diluted earnings per share also common equivalent shares outstanding (7,280,000).

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

                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2001 AND 2000
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


NOTE   4   -RELATED PARTY TRANSACTIONS:

           During 2001, the Company incurred management fees of $24,000 with an affiliate. The management fee is for rent and other administrative charges. Management fees of $11,000 were paid during 2001, the balance of $13,000 has been forgiven and is included as part of additional paid-in capital.


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

           (a)Effectuate a one-for-3.5 reverse stock split with respect to its issued and outstanding common shares, leaving approximately 3,600,000 common shares outstanding.

           (b)Exchange 6,150,000 newly issued common shares (approximately 63%) for all of the capital stock of Advanced Bio/Chem, Inc. This transaction will be accounted for using reverse acquisition accounting. The anticipated transactions should be completed in June 2003.

              This exchange will limit future years' utilization of the Company's net operating losses.

           On April 21, 2003, the Company and ABC entered into an Agreement and Plan of Merger whereby the a wholly-owned subsidiary of the Company,
                         Alpha Bravo/Charlie Acquisition Corp.            ("ABC
           Acquisition Corp."), will merge with and into ABC in a tax free exchange of shares at which time ABC will be a wholly owned subsidiary of the Company ("Merger"). At the same time the shareholders of ABC will receive shares of the Company on a one-for-one basis in exchange for their shares in ABC. As a result of the Merger, the shareholders of ABC will hold approximately 65% of the issued and outstanding Common Stock of the Company and the Company will own 100% of the issued and outstanding Common Stock of ABC. At the closing of the Merger, the present officer and director of the Company will resign, the present officers of ABC will remain the management team of ABC and certain of those employees will be officers of the Company. Further, the Company's new board will consist of persons nominated by the shareholders of ABC prior to the Merger.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                   PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

                                   DIRECTORS

The Company's directors are elected at each Annual Meeting of Shareholders. The directors currently serving on the Company's Board of Directors are set forth in the table below:

   Name              Age         Positions and Offices With The Company
   -------           -----       ------------------------------------------
   Murray A. Wilson  60          Director; Chief Executive Officer;
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

                              EXECUTIVE OFFICERS

The executive officers of the Company, each of whom was elected by the Board of Directors of the Company to serve in the capacities set forth below opposite their names, and, except as otherwise noted, are currently serving until the next Annual Meeting of Shareholders, are as follows:


   Name              Age         Positions and Offices With The Company
   -------           -----       -------------------------------------------
   Murray A. Wilson  60          Director; Chief Executive Officer;
                                 President & Secretary

   Max Bloch         48          Vice President


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

The Company believes that Mr. Murray Wilson is the only executive officer, director and greater than ten percent (10%) beneficial owner of the Company. The Company believes that Mr. Wilson failed to comply with the Section 16(a) filing requirements during and with respect to the fiscal year ended December 31, 2001 as we are not aware of the filing of a Form 3 with the Securities and Exchange Commission on his behalf.

ITEM 10. EXECUTIVE COMPENSATION

The table below sets forth all annual and long-term compensation paid by the Company through the latest practicable date to the Chief Executive Officer of the Company and to all executive officers of the Company who received total annual salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries during the fiscal year ended December 31, 2001.

Neither Mr. Wilson nor Mr. Bloch has received any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past. They have agreed to act without compensation until authorization by the Board of Directors, which is not expected to occur until the Company has generated revenues.

The following table sets forth information concerning all remuneration paid by the Company as of December 31, 2001 to the Company's Directors and all Executive Officers as a group:


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
                                      Comp.  Award(s)   Options/   ($)      ($)
                                       ($)     ($)      SARs (#)
--------------------------------------------------------------------------------
Murray A. Wilson 2001    0      0        0      0           0        0     0
(Director; C.E.O.;
President; Secretary)
--------------------------------------------------------------------------------
Max Bloch        2001    0      0        0      0           0        0     0
(Vice President)
================================================================================


DIRECTORS' COMPENSATION

During the fiscal year ended December 31, 2001 no fees were paid to our Director.

EMPLOYMENT CONTRACTS

The Company does not maintain employment contracts with either Messrs. Wilson or Bloch.
                                      22

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


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
                CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Description of certain transactions and agreements to which the Company and certain officers and directors of the Company are parties are set forth below.

None.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits.


                             INDEX TO EXHIBITS TO
                       ANNUAL REPORT ON FORM 10-KSB OF
                           CIRO INTERNATIONAL, INC.
                 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

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