Form 10QSB
period 2002-03-31
ADVANCED BIO/CHEM INC
filed 2003-07-24
CIK 1059677

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2002
--------------------------------------------------------------------------

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

Class Outstanding at March 31, 2002 Common Stock, 7,280,000

Traditional Small Business Disclosure Format (check one)

                                           Yes [ ] No [X]

ITEM 1 FINANCIAL STATEMENTS



Description                                                        Page No.
FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at March 31, 2002
   (Unaudited) and December 31, 2001............................   3

Consolidated Statements of Operations for the Three Months Ended
   March 31, 2002 and 2001 (Unaudited)..........................   4

Consolidated Statements of Cash Flows for the Three Months Ended
   March 31, 2002 and March 31, 2001 (Unaudited) ...............   5

Notes to Consolidated Financial Statements (Unaudited)..........   6

                                       2

                   CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                   ---------------------------------------

CONSOLIDATED BALANCE SHEETS
                                 - ASSETS -

                                                      March 31,  December 31,
                                                        2002        2001
                                                      ---------  ------------
                                                     (Unaudited)
CURRENT ASSETS:
 Cash                                                 $   3,847  $        211
 Accounts receivable                                        695             -
                                                      ---------  ------------
TOTAL CURRENT ASSETS                                      4,542           211
                                                      ---------  ------------

TOTAL ASSETS                                          $   4,542  $        211
                                                      =========  ============
                    - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
 Accounts payable and accrued expenses                $  10,000  $     10,000
                                                      ---------  ------------
TOTAL CURRENT LIABILITIES                                10,000        10,000
                                                      ---------  ------------

SHAREHOLDER'S EQUITY (DEFICIT)
 Common  stock  -  $.001  par value, 50,000,000
  shares authorized, 7,280,000 shares issued and
  outstanding for both periods                            7,280         7,280
Additional paid-in capital                              931,769       924,769
 Accumulated deficit                                   (944,507)     (941,838)
                                                      ---------  ------------

                                                         (5,458)       (9,789)
                                                      ---------  ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)  $   4,542  $        211
                                                      ---------  ------------


  The accompanying notes are an integral part of these consolidated financial statements.

                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    ---------------------------------------
                                  (Unaudited)


CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          For the Three Months
                                                             Ended March 31
                                                          --------------------
                                                            2002        2001
                                                          ---------  ---------
REVENUES:
 Royalty income                                           $   4,206  $   3,972
                                                          ---------  ---------
TOTAL REVENUES                                                4,206      3,972

OPERATING COSTS:
 Selling, general and administrative expenses                 6,875      7,501
                                                          ---------  ---------
(LOSS) BEFORE PROVISION FOR INCOME TAXES                     (2,669)    (3,529)

 Provision for income taxes                                       -          -
                                                          ---------  ---------
NET (LOSS)                                                $  (2,669) $  (3,529)
                                                          =========  =========
EARNINGS (LOSS) PER SHARE

 Basic                                                    $       -  $       -
                                                          =========  =========
 Diluted                                                  $       -  $       -
                                                          =========  =========
 Weighted average number of common shares
   Outstanding - basic and diluted                        7,280,000  7,280,000
                                                          =========  =========

                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    ---------------------------------------
                                  (UNAUDITED)


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Three Months
                                                             Ended March 31
                                                          --------------------
                                                            2002        2001
                                                          ---------  ---------
INCREASE (DECREASE) IN CASH:

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                               $  (2,669) $  (3,529)
 Adjustments to reconcile net (loss) to net cash
  provided (used) by operating activities:
   Management fees credited to additional paid-in capital     6,000      1,000
 Decrease in assets:
   Accounts receivable                                         (695)         -
 (Decrease) in liabilities:
   Accounts payable and accrued expenses                          -      1,000
                                                          ---------  ---------
    Net cash provided (used) by operating activities          2,636     (1,529)
                                                          ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital contributed                                          1,000          -
                                                          ---------  ---------
    NET CASH PROVIDED BY FINANCING ACTIVITIES                 1,000          -
                                                          ---------  ---------

NET INCREASE (DECREASE) IN CASH                               3,636     (1,529)

 Cash, at beginning of year                                     211      2,235
                                                          ---------  ---------

CASH, AT END OF PERIOD                                    $   3,847  $     706
                                                          =========  =========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
   Income taxes                                           $     755  $       -
   Interest                                               $       -  $       -


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

           The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. For the quarter ended March 31, 2002, the Company incurred a loss of ($2,669), which increased the accumulated deficit to ($944,507). In addition the Company's main source of royalty income has paid only a nominal amount during 2002. It is the Company's intention to seek a replacement licensee for its main source of royalty income, however to date, a replacement has not been found.

           The current operating expenses of the Company are minimal. Royalty income and the majority shareholder provided the funds for all operating expenses during the first quarter of 2002. Operating expenses primarily consist of management fees to an affiliate and other nominal costs. The shareholder has indicated his willingness to provide the necessary working capital until sufficient royalty income is generated from its trademark, or other financing is obtained to make the Company self sufficient.

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

           During the quarter ended March 31, 2002, the Company incurred management fees of $6,000 with an affiliate. The management fee is for rent and other administrative charges. No management fees were paid during the quarter ended March 31, 2002, the balance of $6,000 has been forgiven and is included as part of additional paid-in capital.


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

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS

The Company had royalty revenues for the three months ended March 31, 2002 of $4,206 representing a 6% increase from royalty revenues of $3,972 for the same period of 2001. The increase in royalty income was caused by increased sales by its remaining licensees. The Company is currently attempting to market its trademark to other sources, although management cannot provide assurance that they will be successful in doing this.

Selling, general and administrative expenses ("SG&A") were $6,875 for the first three months of 2002 compared to $7,501 for the same period of 2001.

The Company had net losses of $2,669 for the first three months of 2002 which was a decrease from a net loss of $3,529 in the same quarter of 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficiency at March 31, 2002 of $5,458 compared to working capital deficiency of $9,789 as of December 31, 2001. The difference was caused by increased accounts receivable and cash. The majority shareholder has indicated his willingness to provide the funds for all expenses not covered by cash flow at least through March 31, 2002. The Company is actively attempting to add additional licensees in an attempt to generate sufficient cash flow as to not have to rely on working capital loans from the majority shareholder.

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