Form 10QSB
period 2002-09-30
ADVANCED BIO/CHEM INC
filed 2003-07-24
CIK 1059677

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended September 30, 2002
--------------------------------------------------------------------------

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

Class Outstanding at September 30, 2002 Common Stock, 7,280,000

Traditional Small Business Disclosure Format (check one)

                                           Yes [ ] No [X]

ITEM 1 FINANCIAL STATEMENTS




Description                                                        Page No.
FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at September 30, 2002
   (Unaudited) and December 31, 2001............................   3

Consolidated Statements of Operations for the Quarters and
   Nine Months Ended September 30, 2002 and 2001
   (Unaudited)..................................................   4

Consolidated Statements of Cash Flows for the Nine Months Ended
   September 30, 2002 and September 30, 2001 (Unaudited)........   5

Notes to Consolidated Financial Statements (Unaudited)..........   6-7


                   CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                   ---------------------------------------
                                  (Unaudited)

                                 - ASSETS -



CONSOLIDATED BALANCE SHEETS
                                 - ASSETS -


                                                    September 30,  December 31,
                                                        2002           2001
                                                    -------------  ------------
CURRENT ASSETS:
 Cash                                               $         127  $        211
 Accounts receivable                                        4,725             -
                                                    -------------  ------------
TOTAL CURRENT ASSETS                                        4,852           211
                                                    -------------  ------------

TOTAL ASSETS                                        $       4,852  $        211
                                                    =============  ============

                   - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
 Accounts payable and accrued expenses              $      10,000  $     10,000
                                                    -------------  ------------
TOTAL CURRENT LIABILITIES                                  10,000        10,000
                                                    -------------  ------------

SHAREHOLDER=S EQUITY (DEFICIT)
 Common  stock  -  $.001  par value, 50,000,000
  shares authorized, 7,280,000 shares issued and
  outstanding for each period                               7,280         7,280
Additional paid-in capital                                944,069       924,769
 Accumulated deficit                                     (956,497)     (941,838)
                                                    -------------  ------------

                                                           (5,148)       (9,789)
                                                    -------------  ------------

TOTAL LIABILITIES AND SHAREHOLDERS EQUITY (DEFICIT) $       4,852  $        211
                                                    -------------  ------------


  The accompanying notes are an integral part of these consolidated financial statements.

                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    ---------------------------------------
                                  (Unaudited)


CONSOLIDATED STATEMENTS OF OPERATIONS

                                    For the Three Months  For the Nine Months
                                     Ended September 30    Ended September 30
                                    --------------------  --------------------
                                       2002       2001       2002       2001
                                    ---------  ---------  ---------  ---------
REVENUES:
 Royalty income                     $   2,025  $       -  $   8,238  $  11,378
                                    ---------  ---------  ---------  ---------

TOTAL REVENUES                          2,025          -      8,238     11,378

OPERATING COSTS:
 Selling, general and administrative
  expenses                              6,957      6,063     22,897     20,404
                                    ---------  ---------  ---------  ---------

(LOSS) BEFORE PROVISION FOR
 INCOME TAXES                          (4,932)    (6,063)   (14,659)    (9,026)

 Provision for income taxes                 -          -          -          -
                                    ---------  ---------  ---------  ---------

NET (LOSS)                          $  (4,932) $  (6,063) $ (14,659) $  (9,026)
                                    =========  =========  =========  =========

EARNINGS (LOSS) PER SHARE

 Basic                              $       -  $       -  $       -  $       -
                                    =========  =========  =========  =========

 Diluted                            $       -  $       -  $       -  $       -
                                    =========  =========  =========  =========

 Weighted average number of common
  shares Outstanding - basic
  and diluted                       7,280,000  7,280,000  7,280,000  7,280,000
                                    =========  =========  =========  =========


                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    ---------------------------------------
                                   (Unaudited)


CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     For the Nine Months Ended
                                                          September 30
                                                     -------------------------
                                                         2002         2001
                                                     -----------  ------------
INCREASE (DECREASE) IN CASH:

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                          $   (14,659) $     (9,026)
 Adjustments to reconcile net (loss) to net cash
  (used) by operating activities:
   Management fees credited to additional
    paid-in capital                                       18,000         7,000
 Decrease in assets:
   Accounts receivable                                    (4,725)            -
                                                     -----------  ------------
    Net cash (used) by operating activities               (1,384)       (2,026)
                                                     -----------  ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital contributed                                       1,300             -
                                                     -----------  ------------
    NET CASH PROVIDED BY FINANCING ACTIVITIES              1,300             -
                                                     -----------  ------------

NET (DECREASE) IN CASH                                       (84)       (2,026)

 Cash, at beginning of year                                  211         2,235
                                                     -----------  ------------

CASH, AT END OF PERIOD                               $       127  $        209
                                                     ===========  ============
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
   Income taxes                                      $       755  $        700
   Interest                                          $         -  $          -


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

           The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. For the quarter ended September 30, 2002, the Company incurred a loss of ($4,932), which increased the accumulated deficit to ($956,497). In addition the Company's main source of royalty income has paid only a nominal amount during 2002. It is the Company's intention to seek a replacement licensee for its main source of royalty income, however to date, a replacement has not been found.

           The current operating expenses of the Company are minimal. Royalty income and the majority shareholder provided the funds for all operating expenses during the nine months ended September 30, 2002. Operating expenses primarily consist of management fees to an affiliate and other nominal costs. The shareholder has indicated his willingness to provide the necessary working capital until sufficient royalty income is generated from its trademark, or other financing is obtained to make the Company self sufficient.

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

           During the quarter ended September 30, 2002, the Company incurred management fees of $6,000 with an affiliate. The management fee is for rent and other administrative charges. No management fees were paid during the quarter ended September 30, 2002, the balance of $6,000 has been forgiven and is included as part of additional paid-in capital.


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

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

RESULTS OF OPERATIONS


The Company had royalty revenues for the quarter and nine months ended September 30, 2002 of $2,025 and $8,238 as compared to royalty revenues of nil and $11,378 for the same periods of 2001. The decrease in royalty income over the nine month period was caused by decreased sales by its remaining licensees. The Company is currently attempting to market its trademark to other sources, although management cannot provide assurance that they will be successful in doing this.

Selling, general and administrative expenses ("SG&A") were $6,957 and $22,897 for the third quarter and first nine months of 2002 compared to $6,063 and $20,404 for the same periods of 2001.

The Company had net losses of $4,932 and net losses of $14,659 for the third quarter and the first nine months of 2002 as compared to net losses of $6,063 and $9,026 for the same periods of 2001.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficiency at September 30, 2002 of $5,148 compared to working capital deficiency of $9,789 as of December 31, 2001. The difference was caused by increased accounts receivable. The majority shareholder has indicated his willingness to provide the funds for all expenses not covered by cash flow at least through September 30, 2002. The Company is actively attempting to add additional licensees in an attempt to generate sufficient cash flow as to not have to rely on working capital loans from the majority shareholder.

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