Form 10KSB
period 2002-12-31
ADVANCED BIO/CHEM INC
filed 2003-07-24
CIK 1059677

UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             Washington, D. C. 20549

                                  FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

     For the fiscal year ended December 31, 2002

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

     Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

     Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended December 31, 2002 were $10,038.

The aggregate market value of common stock held by non-affiliates of the registrant as of June ____, 2002 and June ___, 2003, respectively, was approximately $1,790,000 and $2,984,800. The number of shares of Common Stock of the registrant outstanding on June _____, 2002 and June _____, 2003 was 7,280,000 for both periods, respectively.

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

As of December 31, 2002, Ciro Jewelry ceased all sales, marketing and licensing activities. As a result, Ciro Jewelry became a "shell" corporation with no defined business purpose and began the process of searching for a new line of business or a merger candidate.

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

On February 13, 2003, the Company entered into a Letter of Intent with Advanced Bio/Chem, Inc., a Texas corporation ("ABC"), whereas the Company and ABC would explore a possible merger or share exchange between them.

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

On December 31, 2002 all licenses issued by us expired and as a result, there are no retail locations offering our products for sale.

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
                  Crown device         74/350876


COMPETITION

As we ceased all sales and marketing operations in the period ending December 31, 2002 we no longer have a defined business purpose. Thus, until the direction of our business is clear, we are unable to determine who are our likely competitors will be.

EMPLOYEES

As of December 31, 2002, the Company had no employees.

The Company has never had a work stoppage and regards its employee relations as satisfactory. Employees are not covered by collective bargaining agreements.

 ITEM 2. DESCRIPTION OF PROPERTY

The Company's physical facilities presently consists of only its main location at 445 Fifth Avenue, Suite 11A, New York, New York 10016. This facility is leased by MT&F who in turn leases this property from Mr. Murray A. Wilson on a month to month basis. The facility used by the Company is approximately 1000 square feet. Currently, this facility is used as the Company's corporate headquarters, billing sites and company offices.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

(a) The Company's Common Stock is traded on the "pink sheets" under the symbol CIRR. The following sets forth the range of the closing bid prices for the Company's Common Stock for the period January 1, 2002 through December 31, 2002. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's Common Stock.

                                                  High Bid          Low Bid

Quarter Ended March 31, 2002      Common Stock     1.19              .65
Quarter Ended June 30, 2002       Common Stock     1.10              .25
Quarter Ended September 30, 2002  Common Stock      .25              .10
Quarter Ended December 31, 2002   Common Stock      .10              .10
Quarter Ended March 31, 2003      Common Stock      .41              .10

 (b) The approximate number of holders of the Common Stock of the Company as of June ____, 2002 and June ___, 2003, respectively, was 32 for both periods.

(c) No cash dividends were declared by the Company during the fiscal year ended December 31, 2002. While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

(d) No shares are available for issuance under any equity compensation plan at December 31, 2002.


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


RESULTS OF OPERATIONS - COMPARISON OF YEARS DECEMBER 31, 2002 AND DECEMBER 31, 2001.

Revenue for the year ended December 31, 2002 was $10,038 a 12% decrease from $11,378 during the year ended December 31, 2001. The decrease in revenue of $1,340 is due to reduced level of business activity in 2002. The decline in revenues is expected to continue as we continue redirecting our efforts from marketing to locating a merger candidate for our business. The Company's majority shareholder covered the Company's cash flow shortages through December 2002, but there is no binding agreement with such person.

Operating costs for the year ended December 31, 2002 were $29,191 compared to $26,402 for the year ended December 31, 2001. Our selling, general and administrative expenses increased from $26,402 for the year ended December 31, 2001 to $29,191 for the year ended December 31, 2002 as a result of increased efforts in our search for a merger candidate. Management fees paid to Merchants T & F, Inc. of $24,000 were unchanged from the prior reporting period. There is no binding agreement with Merchants T & F, Inc. Office expenses were nominal in 2002.

Loss from operations for the year ended December 31, 2002 were $19,153 compared to $15,024 for the year ended December 31, 2001.

As was true for the year ended December 31, 2001, no other income for the year ended December 31, 2002 was recorded.

Net loss for the year ended December 31, 2002 was $19,153 compared to $15,024 for the year ended December 31, 2001.

LIQUIDITY AND CAPITAL RESOURCES

Working capital at December 31, 2002 increased to $(8,068) from working capital of $(9,789) at December 31, 2001. The increase in working capital was primarily due to the increase in accounts receivable during the year ended December 31, 2002.

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

ITEM 7. FINANCIAL STATEMENTS


                     CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                       CONSOLIDATED FINANCIAL STATEMENTS
                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                ----------------------------------------------

                                  - CONTENTS -

                                                                 PAGE(S)
Independent Auditors' Report                                     12

Financial Statements:

Consolidated Balance Sheets                                      13

Consolidated Statements of Operations                            14

Consolidated Statements of Changes in Shareholders' Equity       15

Consolidated Statements of Cash Flows                            16

Notes to Consolidated Financial Statements                       17-20


                         INDEPENDENT AUDITORS' REPORT


To The Shareholders of
Ciro International, Inc. and Subsidiary
New York, New York

 We  have  audited   the   accompanying  consolidated  balance  sheets  of  Ciro
International, Inc. and Subsidiary as of December 31, 2002 and 2001 the related consolidated statements of operations, shareholders' equity and cash flows for the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the accompanying financial statements, referred to above, present fairly, the financial position of Ciro International, Inc. and Subsidiary as of December 31, 2002 and 2001 and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, certain conditions indicate that the Company may be unable to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary should the Company be unable to continue as a going concern.




                                     LAZAR LEVINE & FELIX LLP

New York, New York
May 5, 2003

                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                          CONSOLIDATED BALANCE SHEETS
                       AS OF DECEMBER 31, 2002 AND 2001
                    ---------------------------------------

CONSOLIDATED BALANCE SHEETS
                                   - ASSETS -

                                                            2002       2001
                                                         ---------  ---------
CURRENT ASSETS:
   Cash                                                  $     132  $     211
   Accounts receivable                                       1,800          -
                                                         ---------  ---------
TOTAL CURRENT ASSETS                                         1,932        211
                                                         ---------  ---------

TOTAL ASSETS                                             $   1,932  $     211
                                                         =========  =========
                - LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) -
 CURRENT LIABILITIES:
   Accounts payable                                      $  10,000  $  10,000
                                                         ---------  ---------

TOTAL CURRENT LIABILITIES                                   10,000     10,000
                                                         ---------  ---------

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY:
   Common stock - $.001 par value, 50,000,000  shares
    authorized,  7,280,000  shares issued and outstanding
    for each period                                          7,280      7,280
   Additional paid-in capital                              945,643    924,769
   Accumulated deficit                                    (960,991)  (941,838)
                                                         ---------  ---------

                                                            (8,068)    (9,789)
                                                         ---------  ---------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY               $   1,932  $     211
                                                         =========  =========

  The accompanying notes are an integral part of these financial statements.

                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                ----------------------------------------------

CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            2002       2001
                                                         ---------  ---------

REVENUES:
   Royalty income                                        $  10,038  $  11,378
                                                         ---------  ---------

TOTAL REVENUES                                              10,038     11,378

OPERATING COSTS:
   Selling, general and administrative expenses             29,191     26,402
                                                         ---------  ---------

(LOSS) BEFORE PROVISION FOR INCOME TAXES                   (19,153)   (15,024)

   Provision for taxes                                           -          -
                                                         ---------  ---------

NET (LOSS)                                               $ (19,153) $ (15,024)
                                                         =========  =========

EARNINGS (LOSS) PER SHARE

   Basic                                                 $       -  $       -
                                                         =========  =========

   Diluted                                               $       -  $       -
                                                         =========  =========

 Weighted average number of common shares
   Outstanding - basic and diluted                       7,280,000  7,280,000
                                                         =========  =========

  The accompanying notes are an integral part of these financial statements.

                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                -----------------------------------------------


CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                                                                     Total
                              Common Stock   Additional           Shareholders'
                           ------------------ Paid-in Accumulated    Equity
                            Shares    Amount  Capital   Deficit     (Deficit)
                           ---------  ------  --------  ---------  -----------
BALANCE,JANUARY 1,2001     7,280,000  $7,280  $911,769  $(926,814) $    (7,765)

Contribution of management
 fee services                      -       -    13,000          -       13,000

Net loss                           -       -         -    (15,024)     (15,024)
                           ---------  ------  --------  ---------  -----------

BALANCE,DECEMBER 31,2001   7,280,000   7,280   924,769   (941,838)      (9,789)

Contribution of management
 fee services                      -       -    19,274          -       19,274

Capital contributed                -       -     1,600          -        1,600

Net loss                           -       -         -    (19,153)     (19,153)
                           ---------  ------  --------  ---------  -----------

BALANCE,DECEMBER 31,2002   7,280,000  $7,280  $945,643  $(960,991) $    (8,068)
                           =========  ======  ========  =========  ===========


  The accompanying notes are an integral part of these financial statements.

                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001
                ----------------------------------------------

CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                             2002       2001
                                                         ---------  ---------
INCREASE (DECREASE) IN CASH:

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                              $ (19,153) $ (15,024)
 Adjustments to reconcile net (loss) to net cash
  (used) by operating activities:
   Management fees credited to additional paid-in capital   19,274     13,000
   Changes in assets and liabilities:
     (Increase) in accounts receivable                      (1,800)         -
                                                         ---------  ---------
      NET CASH (USED IN) OPERATING ACTIVITIES               (1,679)    (2,024)
                                                         ---------  ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Capital contributed                                       1,600          -
                                                         ---------  ---------
                                                             1,600          -
                                                         ---------  ---------

NET (DECREASE) IN CASH                                         (79)    (2,024)

   Cash, at beginning of year                                  211      2,235
                                                         ---------  ---------

CASH, AT END OF YEAR                                     $     132  $     211
                                                         =========  =========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
   Cash paid during the year for:
    Income taxes                                         $     755  $     700
    Interest                                             $       -  $       -


  The accompanying notes are an integral part of these financial statements.

                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001
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

           The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. For the year ended December 31, 2002, the Company incurred a loss of $19,153, which increased the accumulated deficit to $960,991. In addition the Company's main source of royalty income has paid only a nominal amount during 2002. It is the Company's intention to seek a replacement licensee for its main source of royalty income, however to date, a replacement has not been found.

           The current operating expenses of the Company are minimal. Royalty income and the majority shareholder provided the funds for all operating expenses during 2002. Operating expenses primarily consist of management fees to an affiliate and other nominal costs. The shareholder has indicated his willingness to provide the necessary working capital until sufficient royalty income is generated from its trademark, or other financing is obtained to make the Company self sufficient.

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

                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001
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

           The Company has a net operating loss carry-forward as of its year-end, December 31, 2002, of approximately $940,000 which maybe applied against future taxable income, and which expires in the year ending in 2021. Since there is no assurance that the Company will generate future taxable income to utilize the deferred tax asset resulting from the net operating loss carry-forward, the Company has not recognized this asset.

     (E)   CASH EQUIVALENTS:

           The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001
                  ------------------------------------------
NOTE   3   -SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

     (F)   EARNINGS PER SHARE:

           The Company has adopted Financial Accounting Standards Board Statement No. 128 "Earnings Per Share" ("SFAS 128"), which has changed the method for calculating earnings per share. SFAS 128 requires the presentation of basic and diluted earnings per share on the face of the statement of operations. Earnings per common share is computed by dividing net income (loss of $19,153) by the weighted average number of common shares (7,280,000) and for diluted earnings per share also common equivalent shares outstanding (7,280,000).

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

                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                          DECEMBER 31, 2002 AND 2001
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

           During 2002, the Company incurred management fees of $24,000 with an affiliate. The management fee is for rent and other administrative charges. Management fees of $4,726 were paid during 2002, the balance of $19,274 has been forgiven and is included as part of additional paid-in capital.


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

           On April 21, 2003, the Company and Advance Bio/Chem, Inc. ("ABC") entered into an Agreement and Plan of Merger whereby the a wholly-owned subsidiary of the Company, Alpha Bravo/Charlie Acquisition Corp. ("ABC Acquisition Corp."), will merge with and into ABC in a tax free exchange of shares at which time ABC will be a wholly owned subsidiary of the Company ("Merger"). At the same time the shareholders of ABC will receive shares of the Company on a one-for-one basis in exchange for their shares in ABC. As a result of the Merger, the shareholders of ABC will hold approximately 65% of the issued and outstanding Common Stock of the Company and the Company will own 100% of the issued and outstanding Common Stock of ABC. At the closing of the Merger, the present officer and director of the Company will resign, the present officers of ABC will remain the management team of ABC and certain of those employees will be officers of the Company. Further, the Company's new board will consist of persons nominated by the shareholders of ABC prior to the Merger.

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

The Company believes that Mr. Murray Wilson is the only executive officer, director and greater than ten percent (10%) beneficial owner of the Company. The Company believes that Mr. Wilson failed to comply with the Section 16(a) filing requirements during and with respect to the fiscal year ended December 31, 2002 as we are not aware of the filing of a Form 3 with the Securities and Exchange Commission on his behalf.

ITEM 10. EXECUTIVE COMPENSATION

The table below sets forth all annual and long-term compensation paid by the Company through the latest practicable date to the Chief Executive Officer of the Company and to all executive officers of the Company who received total annual salary and bonus in excess of $100,000 for services rendered in all capacities to the Company and its subsidiaries during the fiscal year ended December 31, 2002.

Neither Mr. Wilson nor Mr. Bloch has received any compensation for their respective services rendered unto the Company, nor have they received such compensation in the past. They have agreed to act without compensation until authorization by the Board of Directors, which is not expected to occur until the Company has generated revenues.

The following table sets forth information concerning all remuneration paid by the Company as of December 31, 2002 to the Company's Directors and all Executive Officers as a group:

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
                                      Comp.  Award(s)   Options/   ($)      ($)
                                       ($)     ($)      SARs (#)
--------------------------------------------------------------------------------
Murray A. Wilson 2002    0      0        0      0           0        0     0
(Director; C.E.O.;
President; Secretary)
--------------------------------------------------------------------------------
Max Bloch        2002    0      0        0      0           0        0     0
(Vice President)
================================================================================

 DIRECTORS' COMPENSATION

During the fiscal year ended December 31, 2002 no fees were paid to our Director.

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


                     Number of Shares of Common    Percent of Outstanding Common
                     Stock of the Company          Stock of the Company
Name and Address of  Beneficially Owned as of:     Beneficially Owned as of:
Beneficial Owner     June __, 2002  June __, 2003  June __, 2002  June __, 2003
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



                     Number of Shares of Common    Percent of Outstanding Common
                     Stock of the Company          Stock of the Company
Name and Address of  Beneficially Owned as of:     Beneficially Owned as of:
Beneficial Owner     June __, 2002  June __, 2003  June __, 2002  June __, 2003
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

3.2 By-Laws of the Registrant, as amended, filed as Exhibit 3.12 to the Registrant's Registration Statement on Form 10-SB, filed with the Securities and Exchange Commission on December 29, 1999, and incorporated herein by this reference.

10.1   Agreement and Plan of Merger, dated April 21, 2003

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