Form 10QSB
period 2003-03-31
ADVANCED BIO/CHEM INC
filed 2003-07-24
CIK 1059677

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                   Form 10-QSB
(Mark One)

[x]  Quarterly Report under Section 13 or 15(d) of the Securities
     Exchange Act of 1934

     For the quarterly period ended March 31, 2003
--------------------------------------------------------------------------

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

Class Outstanding at March 31, 2003 Common Stock, 7,280,000

Traditional Small Business Disclosure Format (check one)

                                           Yes [ ] No [X]

ITEM 1 FINANCIAL STATEMENTS


Description                                                        Page No.
FINANCIAL INFORMATION:

Financial Statements

Consolidated Balance Sheets at March 31, 2003
   (Unaudited) and December 31, 2002............................   3

Consolidated Statements of Operations for the Quarters Ended
   March 31, 2003 and 2002 (Unaudited)..........................   4

Consolidated Statements of Cash Flows for the Quarters Ended
   March 31, 2003 and March 31, 2002 (Unaudited) ...............   5

Notes to Consolidated Financial Statements (Unaudited)..........   6-7

                   CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                         CONSOLIDATED BALANCE SHEETS
                   ---------------------------------------


CONSOLIDATED BALANCE SHEETS
                                 - ASSETS -

                                                      March 31,  December 31,
                                                        2003        2002
                                                     ----------  ------------
                                                     (Unaudited)
CURRENT ASSETS:
 Cash                                                $       69  $        132
 Accounts receivable                                      1,800         1,800
                                                     ----------  ------------
TOTAL CURRENT ASSETS                                      1,869         1,932
                                                     ----------  ------------

TOTAL ASSETS                                         $    1,869  $      1,932
                                                     ==========  ============
                   - LIABILITIES AND SHAREHOLDERS' EQUITY -

CURRENT LIABILITIES:
 Due to affiliate                                    $    6,000  $          -
 Accounts payable and accrued expenses                   62,500        10,000
                                                     ----------  ------------
TOTAL CURRENT LIABILITIES                                68,500        10,000
                                                     ----------  ------------

SHAREHOLDER'S EQUITY (DEFICIT)
 Common  stock  -  $.001  par value, 50,000,000
   shares authorized, 7,280,000 shares issued and
   outstanding for both periods                           7,280         7,280
Additional paid-in capital                              945,643       945,643
 Accumulated deficit                                 (1,019,554)     (960,991)
                                                     ----------  ------------

                                                        (66,631)       (8,068)
                                                     ----------  ------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT) $    1,869  $      1,932
                                                     ----------  ------------


  The accompanying notes are an integral part of these consolidated financial statements.

                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                    ---------------------------------------
                                  (Unaudited)


CONSOLIDATED STATEMENTS OF OPERATIONS
                                                          For the Three Months
                                                             Ended March 31
                                                          --------------------
                                                            2003        2002
                                                          ---------  ---------
REVENUES:
 Royalty income                                           $       -  $   4,206
                                                          ---------  ---------

TOTAL REVENUES                                                    -      4,206

OPERATING COSTS:
 Selling, general and administrative expenses                58,563      6,875
                                                          ---------  ---------

(LOSS) BEFORE PROVISION FOR INCOME TAXES                    (58,563)    (2,669)

 Provision for income taxes                                       -          -
                                                          ---------  ---------

NET (LOSS)                                                $ (58,563) $  (2,669)
                                                          =========  =========

(LOSS) PER SHARE

 Basic                                                    $    (.01) $        -
                                                          =========  =========

 Diluted                                                  $    (.01) $        -
                                                          =========  =========

 Weighted average number of common shares
   Outstanding - basic and diluted                        7,280,000   7,280,000
                                                          =========  =========


                    CIRO INTERNATIONAL, INC. AND SUBSIDIARY
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                    ---------------------------------------
                                  (Unaudited)


CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                          For the Three Months
                                                             Ended March 31
                                                          --------------------
                                                            2003        2002
                                                          ---------  ---------
INCREASE (DECREASE) IN CASH:

CASH FLOWS FROM OPERATING ACTIVITIES:
 Net (loss)                                               $ (58,563) $  (2,669)
 Adjustments to reconcile net (loss) to net cash
 (used) provided by operating activities:
   Management fees credited to additional paid-in capital         -       6,000
 Decrease in assets:
   Accounts receivable                                            -        (695)
 Increase in liabilities:
   Increase in due to affiliate                               6,000           -
   Accounts payable and accrued expenses                     52,500           -
                                                           ---------  ---------
    NET CASH (USED) PROVIDED BY OPERATING ACTIVITIES             (63)     2,636
                                                           ---------  ---------
CASH FLOWS FROM FINANCING ACTIVITIES:
 Capital contributed                                               -      1,000
                                                           ---------  ---------

    NET CASH PROVIDED BY FINANCING ACTIVITIES                      -      1,000
                                                           ---------  ---------
NET (DECREASE) INCREASE IN CASH                                 (63)      3,636

 Cash, at beginning of year                                      132        211
                                                           ---------  ---------
CASH, AT END OF PERIOD                                    $      69  $    3,847
                                                          =========  ==========
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION:
 Cash paid during the year for:
   Income taxes                                           $       -  $      755
   Interest                                               $       -  $        -


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

           The accompanying consolidated financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. For the quarter ended March 31, 2003, the Company incurred a loss of ($58,563), which increased the accumulated deficit to ($1,019,554). In addition the Company's main source of royalty income has not paid any amounts during 2003.

           The operating expenses of the Company are minimal. The Company sold additional shares of common stock after the balance sheet date to provide the funds for all operating expenses accrued during the first quarter of 2003. Operating expenses primarily consist of management fees to an affiliate and professional fees incurred in contemplation of a transaction with another entity (see Note 4). Going forward, the majority shareholder has indicated his willingness to provide the necessary working capital until sufficient royalty income is generated from its trademark, or other financing is obtained to make the Company self sufficient.

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

           During the quarter ended 2003, the Company incurred management fees of $6,000 with an affiliate. The management fee is for rent and other administrative charges. No management fees were paid during the quarter ended March 31, 2003, the balance of $6,000 has been accrued and was paid in April 2003.


NOTE   4   -SUBSEQUENT EVENTS

           Pursuant to a February 13, 2003 letter agreement, in connection with a proposed exchange of the Company's common stock for all of the outstanding capital stock of Advanced Bio/Chem, Inc., the Company has agreed to:

           (a)Sell approximately 5,220,000 common shares for $60,000. The fund for these shares was received in April of 2003, but the shares have not yet been issued.

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

           On June 9, 2003, subsequent to the balance sheet date, The Company sold all the issued and outstanding common stock of Ciro Jewelry, Inc to Merchant's T&F, Inc. a Company owned by Murray Wilson the current majority shareholder of the Company. The sale price was equivalent to the amount owed by the Company to Merchants T&F for management fees of $4000.

ITEM 2
MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION

MERGER WITH ADVANCED BIO/CHEM, INC.

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


RESULTS OF OPERATIONS

The Company had no royalty revenues for the quarter ended March 31, 2003 representing compared to royalty revenues of $4,206 for the same period of 2002. As all licenses expired as of December 31, 2002, no royalty income has been generated.

Selling, general and administrative expenses ("SG&A") were $58,563 for the first three months of 2003 compared to $6,875 for the same period of 2002. The increase in SG&A was a result of the accrual of legal, accounting and other fees in connection with the Merger.

The Company had net losses of $58,563 for the first three months of 2003 which was an increase from a net loss of $2,669 in the same quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

The Company had a working capital deficiency at March 31, 2003 of $66,631 compared to working capital deficiency of $8,068 as of December 31, 2002. The difference was caused by the increase in accrued expenses in connection with the Merger. The majority shareholder has indicated his willingness to provide the funds for all expenses not covered by cash flow at least through the completion of the Merger.

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

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In August 2001, the FASB issued Statement No. 143, "Accounting for Asset Retirement Obligations." Statement No. 143 requires the fair value of a liability for an asset retirement obligation to be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs are capitalized as part of the carrying amount of the long-lived asset. Statement No. 143 is effective for fiscal years beginning after June 15, 2001. The adoption of this statement did not have a material impact on its financial statements.

In August 2001, The FASB issued Statement No. 144, "Accounting for the Impairment of Long-Lived Assets, " which supercedes Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," and the accounting and reporting provisions of Accounting Principles Board ("APB") No. 30. This statement addresses financial accounting and reporting for the impairment or disposal of long-lived assets and was adopted February 1, 2002. This statement specifies how impairment will be measured and how impaired assets will be classified in the financial statements. The adoption of this statement did not have a material impact on its financial statements.

In May 2002, the FASB issued Statement No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB 13, and Technical Corrections as of April 2002." This statement rescinds previously issued pronouncements relating to reporting gains and losses from extinguishments of debt to satisfy sinking-fund requirements, and accounting for intangible assets of motor carriers, amends the pronouncement on accounting for leases, and also amends various other pronouncements to make various technical corrections, clarify meanings, or describe their applicability under changed conditions. The Company does not believe that this statement will have a material impact on its financial statements.

In June 2002, the FASB issued Statement No 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement addresses the recognition, measurement and reporting costs that are associated with exit or disposal activities that are initiated after December 31, 2002. The Company does not expect the adoption of this statement to have a material effect on its financial statements.

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



Date: June 11, 2003


/s/ Murray Wilson-------------------
Name: Murray Wilson
Title: President and Chief Financial Officer