Form 10-Q
period 2003-06-30
ADVANCED BIO/CHEM INC
filed 2004-12-30
CIK 1059677

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2003

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________

Commission File Number: 000-30646

Industrial Enterprises of America, Inc.
(formerly known as Advanced Bio/Chem, Inc.)
(Exact name of registrant as specified in its charter)

Nevada                   13-3963499
(State or jurisdiction of incorporation            (I.R.S. Employer Identification No.)
or organization)

770 South Post Oak Lane, Suite 330, Houston, Texas        77056
(Address of principal executive offices)           (Zip Code)

(713) 622-2875
(Registrant’s telephone number, including area code)

Ciro International, Inc., 445 Fifth Avenue, Suite 11A, New York, New York 10016
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of October 15, 2004, 21,015,250 shares of the registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

Recent Developments

Name Change and Adoption of Amended and Restated Bylaws

Effective as of December 9, 2004, Advanced Bio/Chem, Inc., a Nevada corporation, formerly Ciro International, Inc., (the “Company”) amended its Articles of Incorporation to change its name from “Advanced Bio/Chem, Inc.” to “Industrial Enterprises of America, Inc.” by filing a Certificate of Amendment with the Secretary of State of the State of Nevada.

Effective as of December 9, 2003, the Board of Directors of the Company adopted the Company’s Amended and Restated Bylaws. The Board of Directors desired to amend the existing Bylaws mainly due to the fact that such bylaws were adopted by the Company’s predecessor, Mid-Way Medical and Diagnostic Center, Inc., in 1997.

Merger

As previously disclosed, on February 13, 2003, Ciro International, Inc. (“Ciro”) entered into a Letter of Intent with Advanced Bio/Chem, Inc., a Texas corporation ("ABC Texas"), pursuant to which, Ciro and ABC Texas explored the possibility of a merger or share exchange between the parties.

Also as previously disclosed, effective as of June 12, 2003, Ciro and ABC Texas entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby a wholly owned subsidiary of Ciro, Ciro Acquisition Corp., a Texas corporation (which was inappropriately identified in the Merger Agreement as Advanced Bio/Chem Acquisition Corp.), merged with and into ABC Texas in a tax free exchange of shares at which time ABC Texas became a wholly owned subsidiary of Ciro (the "Merger"). On the effective date of the Merger, the stockholders of ABC Texas received shares of Ciro on a one-for-one basis in exchange for their shares in ABC Texas. As a result of the Merger, on the effective date, the stockholders of ABC Texas held approximately 65% of the issued and outstanding shares of common stock of the Company, , and the Company owns 100% of the issued and outstanding shares of common stock of ABC Texas. At the effective time of the Merger the officers of ABC Texas remained the management team of ABC Texas and certain of those employees became officers of the Company. Following the Merger, the Board of Directors of the Company consisted of persons nominated by the stockholders of ABC Texas prior to the Merger. In June 2003, Ciro changed its name to Advanced Bio/Chem, Inc.

On June 9, 2003, the Company sold all of the issued and outstanding common stock of its wholly owned subsidiary Ciro Jewelry, Inc. (“Ciro Jewelry”) to Merchant’s T&F, Inc., a company owned by Mr. Murray A. Wilson, the majority stockholder of the Company. The sale price of such stock, $4,000, was equivalent to the amount owed by the Company to Merchants T&F, Inc. for management fees. Ciro Jewelry owns a trademark for the “Ciro” jewelry name in certain countries. Until the time of the stock sale, the Company licensed this trademark and received royalties from such licenses.

Prior Name Change

The Company’s stockholders approved an amendment to the Company’s Articles of Incorporation to change the name of the Company to “Advanced Bio/Chem, Inc.” The Company filed a Certificate of Amendment on June 20, 2003 with the Secretary of State of the State of Nevada to reflect such name change.

Sale to Power3 Medical Products, Inc.

In May 2004, the Company entered into an Asset Purchase Agreement (the “Agreement”), among the Company, Power3 Medical Products, Inc., a New York corporation ("Power3"), and Steven B. Rash and Ira Goldknopf (collectively, the "Shareholders"). The sale was approved by the Company’s shareholders by proxy. As provided in the Agreement, the Company sold to Power3 all of the Company’s assets in consideration for 15,000,000 shares of the common stock, par value $.001 per share, of Power3. The assets disposed of by the Company included all tangible personal property, intellectual property, rights in contracts that the Company is a party to, along with intangible property, including goodwill. In consideration for the benefits that they received by virtue of the transaction, each of the Shareholders agreed to make the representations, warranties, and indemnifications in the Agreement jointly and severally, along with the Company, and each of the Shareholders agreed to enter into and be bound by a Non-Competition Agreement and an Employment Agreement containing, among other things, covenants respecting confidentiality, non-competition and non-solicitation. The terms of the Agreement were determined by arms' length negotiations between the parties.

Appointment of New Directors and Officers

In May 2004, Steven B. Rash, the Company’s Chief Executive Officer, and Ira Goldknopf, the Company’s Chief Science Officer, resigned. In July 2004, the sole director of the Company, Helen Park, resigned and Crawford Shaw was appointed as sole director, President and Chief Executive Officer. The Company’s current management has no information as to the departure or service of Eric Becker and Gene Thomas. The Company will continue to research to see if such information is available. In August 2004, John Mazzuto and Michael Collyer were appointed as directors to fill the vacancies on the Board of Directors. On October 15, 2004, the Board of Directors elected Crawford Shaw as the Company’s Chairman of the Board, Chief Executive Officer and President, John D. Mazzuto as Vice Chairman of the Board, Chief Financial Officer and Assistant Secretary, Michael Collyer as Secretary and General Counsel, Dennis O’Neill as Controller and Ilene Engelberg as Assistant Controller. Unfortunately, Mr. Collyer, a director, member of the Company’s Compensation Committee and the Company’s Secretary and General Counsel, passed away on December 15, 2004.

2004 Stock Option Plan

In August 2004, the Company’s Board of Directors approved the adoption of the 2004 Stock Option Plan. The 2004 Stock Option Plan permits the grant of (i) options exercisable for shares of the Company’s common stock, (ii) stock appreciation rights entitling the recipient to receive cash or shares of our common stock and (iii) restricted shares of our common stock to our officers and other employees, outside directors and consultants, upon such terms, including exercise price and conditions and vesting schedule, as may be determined by the Compensation Committee of our Board of Directors. The plan authorizes the granting of awards of up to a maximum of 15,000,000 shares of the Company’s common stock.

Purchase of EMC Packaging, Inc.

In October 2004, the Company purchased all of the issued and outstanding capital stock (the “EMC Shares”) of EMC Packaging, Inc., a Delaware corporation (“EMC”), from the holders of all of the issued and outstanding capital stock of EMC (the “EMC Stockholders”). On the effective date of the purchase of the EMC Shares, EMC became the Company’s wholly owned subsidiary. In consideration for their EMC Shares, the EMC Stockholders received an aggregate of 2,296,800 shares of the Company’s common stock.

Departure of Independent Auditors and Retention of New Independent Auditors

The independent auditors of Ciro International, Inc., Lazar Levine and Felix LLP, predecessor auditor of the legal acquirer, for accounting purposes, in a reverse merger, resigned as the independent auditors of Ciro International, Inc. effective December 7, 2004 because such auditors had no dealings with the Company since July 24, 2003. In October 2003, the Company filed a Form 15 with the Securities and Exchange Commission (the “Commission”) under Rule 12g-4(a)(1)(i) of Securities Exchange Act of 1934, as amended (the “Exchange Act”), electing to become a non-reporting company on the basis that its common stock was held by fewer than 300 persons. On February 28, 2003, the board of directors of Advanced Bio/Chem, Inc., a Texas corporation (“ABC Texas”), approved the retention of Fitts, Roberts & Co., P.C to audit the financial statements of ABC Texas for the years ended December 31, 2002 and 2001. On June 3, 2004, the board of directors of ABC Texas again approved the retention of Fitts, Roberts & Co., P.C. to audit the financial statements of ABC Texas for the year ended December 31, 2003. On December 29, 2004, Fitts, Roberts & Co., P.C. informed the Company that it would not stand for reelection as the Company’s independent auditors. The Company received certain observations from Fitts, Roberts & Co., P.C., including, but not limited to, the following: (i) the Company lacks specific policies and a procedure guide; (ii) the separation of duties to support internal controls is lacking; (iii) there is poor documentation and a lack of trained accounting staff; and (iv) the Company has a lack of reconciliation of accounts and has a number of audit adjusting journal entries. On December 9, 2004, the Company’s Board of Directors approved the retention of Beckstead and Watts, LLP as the Company’s independent auditors going forward. There have been no disagreements with any of the Company’s independent auditors to the knowledge of the Company’s Board of Directors.

2004 Private Placement

In September 2004, the Company offered and sold an aggregate of 6,179,300 shares of its common stock to several accredited investors for between $0.05 and $0.20 per share. The purchasers in this private placement represented his or her intention to acquire the securities for investment only and not with a view toward distribution. These securities were not sold through an underwriter and there were no underwriting discounts or commissions involved. These sales and purchases in the private placement were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and the regulations promulgated thereunder, on the basis that the private placement did not involve a public offering.

Item 1. Financial Statements.

Critical Accounting Policies

The Company believes that the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition

The Company recognizes revenue principally from contract services performed in the area of protein identification as the services are completed. Payments by customers for services not yet performed are classified as deferred revenue. Revenue recognition, in part, depends on management’s assessment of when services are deemed completed.

Income Tax

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not. Management has determined as of December 31, 2003 that it is not probable that the Company will realize a future tax benefit from its deferred tax assets.

Accounting for Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for stock issued to its employees and consultants. Management exercises judgment in its determination of when significant non-cash stock transactions have occurred.

Please see the Financial Statements beginning on page F-1.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

Note Regarding Ciro and ABC Texas

The Company’s discussion and analysis of its financial condition for the six months ended June 30, 2003 treats the assets of Ciro as existing prior to the Merger between Ciro Acquisition Corp. and ABC Texas, consummated pursuant to the Merger Agreement, on their own, as immaterial, as illustrated in the Company’s unaudited financial statements contained herein. Under the Merger Agreement, Ciro Acquisition Corp. merged with and into ABC Texas in a tax free exchange of shares at which time ABC Texas became a wholly owned subsidiary of Ciro. Prior June 12, 2003, the effective date of the Merger, Ciro was in essence a “shell” company since, as of December 31, 2002, all licenses issued by the Company expired. Following the effectiveness of the Merger, the Company became a holding company for ABC Texas and all of the Company’s assets consisted of the assets of ABC Texas. As a result, comparisons of the six months ended June 30, 2003 and 2002 are solely of ABC Texas.

Results of Operations

The Company had net revenues of $55,240 and $191,794, respectively, for the three and six months ended June 30, 2003, compared to net revenues of $61,807 and $73,857 for the same periods in the year ended December 31, 2002.  The Company had no royalty revenues for either the quarter or the six months ended June 30, 2003 compared to royalty revenues of $2,007 and $6,213, respectively, for the same periods of 2002. As all licenses expired as of December 31, 2002, no royalty income has been generated for the quarter and the six months ended June 30, 2003.

Selling, general and administrative expenses ("SG&A") were $27,469 for the second quarter of 2003 and $34,140 for the six month period ended June 30, 2003, compared to $24,475 and $35,202, respectively, for the same periods of 2002. Total expenses were $402,961 for the three month period ended June 30, 2003 and $687,384 for the six month period ended June 30, 2003, compared to $219,788 and $435,622 for the same periods of 2002. This difference is attributable to increases in salaries and contract labor expenses.

The Company had net losses of $398,041 for the second quarter of 2003 and net losses of $593,535 for the six month period ended June 30, 2003, compared to losses of $207,083 in the same quarter of 2002 and losses of $450,444 for the six month period ended June 30, 2002. This change was due to the items discussed above.

Liquidity and Capital Resources

The Company had a working capital deficit of $(1,301,740) for the six months ended June 30, 2003. This compares to a working capital deficit of $(1,177,484) at the fiscal year ended December 31, 2002. The majority of the increase deficit was increased accrued interest expense. The accrual was $206,752 at June 30, 2003 compared to $158,466 at December 31, 2002.

Net cash (used) in operations for the six months ended June 30, 2003 was $(335,060) compared to net cash used in operations in the same period in 2002 of $(204,149). The Company obtained funds to operate in the six months ended June 30, 2003 from the issuance of stock in the amount of $396,000.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

It should be noted that in this Management's Discussion and Analysis or Plan of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "believe", "anticipate", "intend", "goal", "expect" and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on weather-related factors, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing constraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period being reported (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were not effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Such officers reached this conclusion because the Company’s records, prior to the recent change in management, had not been maintained and processed to meet both financial reporting and other Commission disclosure needs and requirements. Management has reviewed the recommendations set forth in a letter from the Company’s auditors and have set March 30, 2005 as a deadline to bring the Company’s disclosure controls and procedures in line with such recommendations. The Company’s independent auditors have made a number of recommendations including, but not limited to, the following: (i) the Company should improve accounting controls through the formalization of accounting practices through promulgation of accounting policies and procedures, and (ii) additional recommendations related to improving internal controls through the separation of duties within the accounting function. Management has hired outside consultants to help with this process.

Changes in Internal Controls

No significant changes in the Company's internal controls or in other factors that could significantly affect these controls following the date of evaluation came to management's attention.

PART II

Item 1. Legal Proceedings.

As of June 30, 2003, the Company was neither a party nor were any of its properties subject to any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth information relating to all sales of our common stock during the quarter ended June 30, 2003, which sales were not registered under the Securities Act.

On May 5, 2003, the Company and GESJ, Inc. (“GESJ”), a Texas corporation, owned by four officers of the Company, entered into an agreement and plan of merger in which GESJ merged into the Company in a tax-free exchange of shares. The Company exchanged 1,903,000 shares of its common stock for all the issued and outstanding shares of GESJ. These shares issued by the Company were subsequently cancelled in 2004. The Company continued as the surviving entity. The purpose of the merger was to acquire the management team of GESJ. GESJ had no assets or liabilities as of the merger date. The Company has not recorded the transaction as compensation to the officers involved due to the cancellation of the shares.

As disclosed above in “Recent Developments”, in connection with the Merger, effective on June 12, 2003, the stockholders of ABC Texas received an aggregate of 3,619,554 shares of the Company (formerly, Ciro International, Inc.) on a one-for-one basis in exchange for their shares in ABC Texas. As a result of the Merger, the stockholders of ABC Texas, at the effective time, held approximately 65% of the Company’s issued and outstanding common stock and the Company owns 100% of the issued and outstanding common stock of ABC Texas. These sales and purchases of the Company’s common stock were exempt from registration under the Securities Act pursuant to Section 4(2), on the basis that the transaction did not involve a public offering.

Each of the purchasers of the Company’s common stock pursuant to the Merger listed above represented his or her intention to acquire the securities for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

During the quarter ended June 30, 2003, the Company sold no shares of its common stock in private placements.

Other than the securities mentioned above, the Company did not issue or sell any securities during the quarter ended June 30, 2003.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

During the quarter ended June 30, 2003, the Company’s shareholders voted on a proposal to change the name of the Company from Ciro International, Inc. to Advanced Bio/Chem, Inc. The number of shares voted for such amendment was 5,369,546, or approximately 55% of the issued and outstanding shares of common stock, and no votes were cast against the proposal.

Additionally, the Company’s shareholders unanimously approved the merger of the Company with Advanced Bio/Chem, Inc. (Texas).

Item 5. Other Information.

Please see “Recent Developments” on page 1.

Item 6. Exhibits.

Exhibit Index

3.1
Certificate of Amendment to the Articles of Incorporation of Advanced Bio/Chem, Inc., included as Exhibit 3.1 to the Current Report on Form 8-K, filed on December 10, 2004 with the Commission, which is incorporated herein by reference.

3.2
Amended and Restated By-Laws of Advanced Bio/Chem, Inc., included as Exhibit 3.2 to the Current Report on Form 8-K, filed on December 14, 2004 with the Commission, which is incorporated herein by reference.

4.1	Form of Specimen Stock Certificate for the Common Stock
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a)
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a)
32.1	Section 1350 Certification of the Chief Executive Officer
32.2	Section 1350 Certification of the Chief Financial Officer

Signatures

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Industrial Enterprises of America, Inc.
(Registrant)

Date: December 30, 2004
     By:/s/ John D. Mazzuto
     John D. Mazzuto, Chief Financial
     Officer, Vice Chairman, Assistant
     Secretary and a Director

Date:December 30, 2004            By: /s/ Crawford Shaw
    Crawford Shaw, Chief Executive Officer,
 Chairman of the Board, President and a  Director

Date:December 30, 2004              By:/s/ Dennis O’Neill
      Dennis O’Neill, Controller

Advanced Bio/Chem, Inc.
Condensed Balance Sheets

	June 30, 2003	December 31, 2002
ASSETS
Current Assets
Cash	$ 68,171	$ 19,175
Accounts receivable trade	840	10,600
Receivable - officers and employees	-	903
Prepaid insurance	1,610	3,542
Deposits	2,968	2,967
Total Current Assets	73,589	37,187
Property and equipment, net of
accumulated depreciation
of $185,493 in 2003 and
$140,466 in 2002	211,794	256,821
Patents, net of accumulated amortization
of $3,272 in 2003 and $1,663 in 2002	19,258	20,868
TOTAL ASSETS	$ 304,641	$ 314,876

See notes the the financial statements

Advanced Bio/Chem, Inc.
Condensed Balance Sheets

LIABILITIES & SHAREHOLDERS' DEFICIT	June 30, 2003	December 31, 2002
Current Liabilities
Current maturities of long term debt	$ 118,527	$ 117,881
Credit card debt - related parties	115,080	118,742
Bank line of credit	143,358	149,989
Accounts payable	343,762	388,304
Accrued salaries and severance pay	194,372	17,208
Accrued interest	206,752	158,466
Accrued interest to shareholders and related parties	34,845	33,855
Related party payable	79,669	80,459
Lease payables	103,212	114,017
Property taxes payable	16,099	16,099
Deferred revenues	14,828	14,828
Contractor payable	4,825	4,823
Total Current Liabilities	1,375,329	1,214,671
Long Term Liabilities
Notes payable, net of current maturities	771,651	786,843
Notes payable related parties and shareholders,	324,761	305,413
Total Long Term Liabilities	1,096,412	1,092,256
Total Liabilities	2,471,741	2,306,927
Shareholders' Deficit
Common stock, $0.001 par value,
50,000,000 shares authorized,
9,804,492 shares issued and outstanding
at June 30, 2003, and 3,760,034
shares issued and outstanding at December
31, 2002	9,804	3,760
Additional paid-in capital	567,901	167,946
Due from officers for stock	(74,206)	(74,206)
Subscribed stock	12,487	-
Retained (deficit)	(2,683,086)	(2,089,551)
Total Shareholders' Deficit	(2,167,100)	(1,992,051)
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$ 304,641	$ 314,876

See notes the the financial statements

Advanced Bio/Chem, Inc.
Condensed Statements of Operations

	Three Months Ended		Six Months Ended
	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002

Revenues	$ 55,240	$ 61,807	$ 191,794	$ 73,857

Expenses:
Selling, general & administrative	27,469	24,475	34,140	35,202
Salaries and contract labor	254,031	124,082	485,238	267,043
Rent Expense	11,425	17,534	22,852	19,534
Lab Expense	6,926	21,761	12,612	34,050
Depreciation and amortization	23,318	23,297	46,637	46,283
Legal and professional fees	79,792	8,639	85,905	33,510
Total Expenses	402,961	219,788	687,384	435,622

(Loss) from operations	(347,721)	(157,981)	(495,590)	(361,765)

Interest expense	50,320	49,102	97,945	88,679

Net (Loss) from operations before
income taxes	(398,041)	(207,083)	(593,535)	(450,444)

Provision for income taxes	-	-	-	-

Net (Loss)	$ (398,041)	$ (207,083)	$ (593,535)	$ (450,444)

Net (loss) per share - basic and diluted	$ (0.05)	$ (0.06)	$ (0.10)	$ (0.12)

Weighted average number of common
shares outstanding	8,490,533	3,760,034	6,112,216	3,760,034

See notes the the financial statements

Advanced Bio/Chem, Inc.
Condensed Statements of Cash Flows

	For the Six Months Ended
	June 30, 2003	June 30, 2002

Net cash (used) in operating activities	$ (335,060)	$ (204,149)
Investing activities
Purchase of equipment	-	(20,857)
Purchase of patents	-	(18,672)
Net cash (used) in investing activities	-	(39,529)
Financing activities
Bank overdraft (repayment)	-	(1,046)
Proceeds from bank line of credit	23,729	29,219
Payments towards bank line of credit	(30,360)	(29,377)
Proceeds from issuance of debt	-	9,500
Principal payments on notes payable	(17,900)	-
Proceeds from note payable shareholders and related parties	100	248,927
Payments towards notes payable shareholders
and related parties	-	(14,032)
Issuance of common stock	396,000	1,000
Stock subscriptions	12,487	-
Net cash provided by financing activities	384,056	244,191
Net cash increase for period	48,996	513
Cash at beginning of period	19,175	-
Cash at end of period	$ 68,171	$ 513

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:

Interest paid	$ 48,669	$ 18,841

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:

Debt converted to common stock	$ 10,000	$ -
Accrued interest - notes payable capitalized	13,354	-
Accrued interest - notes payable shareholders capitalized	19,248	-

See notes the the financial statements

Advanced Bio/Chem, Inc.
Notes to Condensed Financial Statements

Note 1 - Basis of presentation

Effective April, 2003, the Company elected to file as a non-reporting entity in accordance with Rule 12g-4 of the Securities Exchange Act of 1934. The Company has currently elected to reinstate as a filing entity and, as such, reference to year-end financial statements should be referred to the Company’s Form 10-KSB for the fiscal year ended December 31, 2003.

The condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2003 Form 10-KSB.

The Company amended its Articles of Incorporation effective December 9, 2004 to change its name from “Advanced Bio/Chem, Inc.” to “Industrial Enterprises of America, Inc.”

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Financial results, liquidity and basis of presentation

In order to continue, the Company will be required to obtain additional funding from outside sources, or sell additional assets to meet its debt service obligations. Management is in the process of seeking additional financing. Without continued forbearance of the Company’s creditors, additional financing, or the sale of assets, the Company would be unable to continue as a going concern. There can be no assurance that the Company can obtain sufficient additional financing or raise adequate funds through the sale of its assets to service its debt obligations. The Company’s financial statements are presented on the basis of a going concern and do not include any adjustments that might result from this uncertainty.

Note 3 - Earnings per share

Basic earnings per share (EPS) excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. There are no warrants or options to issue additional shares as of June 30, 2003, or 2002. Due to net losses, the effect of the conversion of any potentially dilutive securities would be anti-dilutive.

See notes the the financial statements

Advanced Bio/Chem, Inc.
Notes to Condensed Financial Statements

Note 3 - Earnings per share (continued)

The following table reflects the effect on EPS of the reverse split approved on March 17, 2003 by the Board of Directors whereby holders of the Company’s common stock on the effective date received one new share of common stock for every 3.22 shares owned prior to the split. The reverse stock split became effective June 10, 2003, and has been applied retroactively to the financial statements as of December 31, 2002.

Three Months Ended        Six Months Ended
Effect of reverse stock split at 6-10-03:	June 30, 2003	June 30, 2002	June 30, 2003	June 30, 2002
Net Loss	$ (398,041)	$ (207,083)	$ (593,535)	$ (450,444)
Weighted average number of common shares outstanding	8,490,533	3,760,034	6,112,216	3,760,034

Net (loss) per share	(0.05)	$ (0.06)	$ (0.10)	$ (0.12)

Note 4 - Segment disclosures and related Information

The Company consists of a single segment. All revenues have been derived from the sale of a single service. Foreign revenues are not material.

Note 5 - Stock based compensation

As permitted under generally accepted accounting principles, stock-based awards granted to employees are accounted for following APB 25. Accordingly, the Company has not recognized compensation expense for its stock-based awards to employees. Outlined below are pro forma results had compensation costs for the Company’s stock-based compensation plans been determined based on the fair value approach of SFAS 123.

For the Three Months Ended June 30
	2003	2002
Net (loss), as reported	$(398,041)	$(207,083)
Less compensation cost determined under the fair value method	-	-
Pro forma net (loss)	$(398,041)	$(207,083)

Basic and dilutive (loss) per share:
As reported	$ (0.05)	$ (0.06)
Pro forma	$ (0.05)	$ (0.06)

See notes the the financial statements

Advanced Bio/Chem, Inc.
Notes to Condensed Financial Statements

Note 5 - Stock based compensation (continued)

For the Six Months Ended June 30
	2003	2002
Net (loss), as reported	$(593,535)	$(450,444)
Less compensation cost determined under the fair value method	-	-
Pro forma net (loss)	$(593,535)	$(450,444)

Basic and dilutive (loss) per share:
As reported	$ (0.10)	$ (0.12)
Pro forma	$ (0.10)	$ (0.12)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and options may be granted in future years.

Note 6 - Notes payble

The Company’s bank revolving line of credit agreement contains a covenant requiring the bank’s approval for, among other things, mergers and sales of substantial assets. The Compnay has not obtained required waivers from the bank and is in default on its loan. Certain debts to individuals have matured and are past due. The Company has not obtained waivers for these defaults.

Note 7 - Changes in common shares outstanding

Included in the table below are the changes in common shares since December 31, 2002. See Note 8 for discussion of mergers and acquisitions affecting common shares.

Common
Shares
Outstanding common shares at December 31, 2002	12,120,046
Reverse stock split	(8,360,012)
Adjusted outstanding common shares at December 31, 2002	3,760,034
GESJ merger April 2003	1,903,000
Ciro reverse merger June 2003	3,619,554
Private placement March 2003	521,904
Outstanding common shares at June 30, 2003	9,804,492

See notes the the financial statements

Advanced Bio/Chem, Inc.
Notes to Condensed Financial Statements

Note 8 - Mergers and acquisitions

On May 5, 2003, the Company and GESJ, Inc. (“GESJ”), a Texas corporation, owned by four officers of the Company, entered into an agreement and plan of merger in which GESJ merged into the Company in a tax-free exchange of shares. 1,903,000 shares of common stock of the Company were exchanged for all the issued and outstanding shares of GESJ. The Company continued as the surviving entity. The purpose of the merger was to acquire the management team of GESJ. GESJ had no assets or liabilities as of the merger date. The Company has recorded the transaction as stock issued for compensation to the officers involved.

On June 12, 2003, the Advanced Bio/Chem, Inc., a Texas corporation, merged with a wholly owned subsidiary of Ciro International, Inc. (“Ciro”),a Nevada corporation, resulting in the Texas corporation being the surviving entity. The common stock of the Texas corporation was then exchanged for one share of common stock in Ciro and Ciro changed it name from Ciro International, Inc. to Advanced Bio/Chem, Inc. This transaction was accounted for as a reverse acquisition with Ciro, a public shell company. For accounting purposes, the combination was treated as an issuance of shares for cash by the Company and has not been considered a business combination.

Note 9- Subsequent events

On December 31, 2003, the Company entered into an agreement whereby 1,000,000 shares of common stock would be sold to two investors along with warrants for an additional 600,000 shares. These shares were subsequently issued January 6, 2004 when payment of $100,000 was received by the Company.

On May 18, 2004, all fixed assets and intellectual property were acquired by Power 3 Medical Products, Inc. (Power 3), a Nevada corporation, for 15,000,000 restricted shares of Power 3 common stock, plus employment of certain of the Company’s employees, and assumption of certain liabilities of the Company. Also, in consideration of Stephen B. Rash, Chairman and CEO, and Ira L. Goldknopf, Ph.D., Chief Science Officer, resigning their respective offices with the Company and accepting similar positions with Power 3, Power 3 designated 3,000,000 shares of its Series B Convertible Preferred Stock that, voting as a class, represents a majority of the voting interest of Power 3. 1,500,000 shares of Series B Convertible Preferred Stock of Power 3 were issued each to Stephen B. Rash, and Ira L. Goldknopf, Ph.D. In the event either holder of shares of Series B Convertible Preferred Stock ceases to be an officer, director or employee of Power 3, their preferred shares automatically convert to common shares at a ratio of one common share for each preferred share. In addition, 13,250,000 shares of common stock were issued each to Stephen B. Rash and Ira L. Goldknopf, Ph.D. in consideration of their executing an employment agreement with Power 3.

In July 2004, the sole director of the Company, Helen Park, resigned and Crawford Shaw was appointed as sole director, president and chief executive officer. In August 2004, John Mazzuto and Michael Collyer were added as directors.

In August 2004, the Company’s Board of Directors approved the adoption of the 2004 Stock Option Plan. 15,000,000 shares of common stock of the Company were reserved as incentives to certain employees, outside directors and consultants in the form of stock options of the Company.

See notes the the financial statements

Advanced Bio/Chem, Inc.
Notes to Condensed Financial Statements

Note 9- Subsequent events (continued)

In September 2004, the Company sold 1,000,000 shares of common stock to a private investor for $0.05 per share.

In October 2004, the Company purchased all the issued and outstanding capital stock (the “EMC Shares”) of EMC Packaging, Inc., a Delaware corporation (“EMC”), from the holders of all the issued and outstanding capital stock of EMC. On the effective date of the purchase of the EMC Shares, EMC became the Company’s wholly owned subsidiary.

The Company amended its Articles of Incorporation effective December 9, 2004 to change its name from “Advanced Bio/Chem, Inc.” to “Industrial Enterprises of America, Inc.”

See notes the the financial statements