Form 10-Q
period 2003-09-30
ADVANCED BIO/CHEM INC
filed 2004-12-30
CIK 1059677

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2003

[ ] Transition Report under Section 13 or 15(d)of the Exchange Act For the Transition Period from ________ to ___________

Commission File Number: 000-30646

Industrial Enterprises of America, Inc.
(formerly known as Advanced Bio/Chem, Inc.)
(Exact name of registrant as specified in its charter)

Nevada                  13-3963499
(State or jurisdiction of incorporation            (I.R.S. Employer Identification No.)
or organization)

770 South Post Oak Lane, Suite 330 Houston, Texas                    77056
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

Effective as of December 9, 2004, Advanced Bio/Chem, Inc., a Nevada corporation, formerly Ciro International, Inc. (the “Company”), amended its Articles of Incorporation to change its name from “Advanced Bio/Chem, Inc.” to “Industrial Enterprises of America, Inc.” by filing a Certificate of Amendment with the Secretary of State of the State of Nevada.

Effective as of December 9, 2004, the Board of Directors of the Company adopted the Company’s Amended and Restated Bylaws. The Board of Directors desired to amend the existing bylaws mainly due to the fact that such bylaws were adopted by the Company’s predecessor, Mid-Way Medical and Diagnostic Center, Inc., in 1997.

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

2004 Private Placement

In September 2004, the Company offered and sold an aggregate of 1,000,000 shares of its common stock to several accredited investors for $0.05 per share. The purchasers in this private placement represented his or her intention to acquire the securities for investment only and not with a view toward distribution. These securities were not sold through an underwriter and there were no underwriting discounts or commissions involved. These sales and purchases in the private placement were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) and the regulations promulgated thereunder, on the basis that the private placement did not involve a public offering.

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

Item 2. Management’s Discussion and Analysis or Plan of Operations.

Note Regarding Ciro and ABC Texas

The Company’s discussion and analysis of its financial condition for the nine months ended September 30, 2003 treats the assets of Ciro International Inc. (the Company’s predecessor (“Ciro”), as existing prior to the merger (the “Merger”) between Ciro Acquisition Corp., a Texas corporation and a wholly owned subsidiary of Ciro formed for purposes of the Merger (“Ciro Acquisition”), and ABC Texas, consummated pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) among Ciro, Ciro Acquisition (which was inappropriately identified in the Merger Agreement as Advanced Bio/Chem Acquisition Corp.) and ABC Texas, on their own, as immaterial, as illustrated in the Company’s unaudited financial statements contained herein. Under the Merger Agreement, Ciro Acquisition merged with and into ABC Texas in a tax free exchange of shares at which time ABC Texas became a wholly owned subsidiary of Ciro. Prior June 12, 2003, the effective date of the Merger, Ciro was in essence a “shell” company since, as of December 31, 2002, all licenses issued by the Company expired. Following the effectiveness of the Merger, the Company became a holding company for ABC Texas and all of the Company’s assets consisted of the assets of ABC Texas. As a result, comparisons of the nine months ended September 30, 2003 and 2002 are solely of ABC Texas.

Results of Operations

The Company had revenues of $25,399 and $217,193, respectively, for the quarter and the ninth months ended September 30, 2003 compared to revenues of $57,343 and $131,200, respectively, for the same periods of 2002. The difference is attributable to a decrease in the fees received for the quarter for services performed.

Selling, general and administrative expenses ("SG&A") were $55,519 for the third quarter of 2003 and $89,659 for the nine month period ended September 30, 2003, compared to $815 and $36,017, respectively, for the same periods of 2002. Total expenses were $1,213,045 and 1,900,429, respectively, for the three and nine months ended September 30, 2003, compared to $248,367 and $683,989 for the same periods in 2002. This difference is a result of an increase in salaries and contract labor.

The Company had net losses of $1,241,895 for the third quarter of 2003 and net losses of $1,835,430 for the nine month period ended September 30, 2003, compared to losses of $243,473 in the same quarter of 2002 and losses of $693,917 for the nine month period ended September 30, 2002. This difference is mainly attributable to salaries and compensation expenses. The Company experienced a three and nine month current period expense of $660,000 for the stock grant of 825,000 shares of common stock, at a price of $0.80 per share, to the former Chief Executive Officer of the Company. An additional 200,000 shares of common stock was to be granted to the former Chief Executive Officer at a price of $0.80 per share under an option agreement entered into on September 5, 2003, which has not yet been executed and is not expected to be executed since this officer is no longer with the Company

Liquidity and Capital Resources

The Company had a working capital deficit of $(1,784,656) for the nine months ended September 30, 2003. This compares to a working capital deficit of $(1,177,484) at the fiscal year ended December 31, 2002. The majority of the increase deficit was increased accounts payable ($42,858 increase), accrued interest expense ($80,423 increase) and accrued salaries and benefits ($381,179 increase).

Net cash provided by operations for the nine months ended September 30, 2003 was a negative $(567,504). The Company obtained funds to operate in the nine months ended September 30, 2003 from the issuance of common stock in the amount of $560,487.

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

PART II

Item 1. Legal Proceedings.

As of September 30, 2003, the Company was neither a party nor were any of its properties subject to any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth information relating to all sales of our common stock during the quarter ended September 30, 2003, which sales were not registered under the Securities Act.

On September 24, 2003, the Company sold 400,000 shares of its common stock in a private placement transaction at a an average selling price of $0.2777 per share. The purchaser of these shares represented their intention to acquire the securities for investment only and not with a view toward distribution. None of the shares of the Company’s common stock were sold through an underwriter and there were no underwriting discounts or commissions involved. These sales and purchases in the private placement were exempt from registration under the Securities Act pursuant to Section 4(2) and the regulations promulgated thereunder, on the basis that the private placement did not involve a public offering.

On July 18, 2003, the Company converted an accounts payable to a vendor into 15,608 shares of the Company’s common stock. These conversions of payables to a vendor were in the context of a the private placement and exempt from registration under the Securities Act pursuant to Section 4(2) and the regulations promulgated thereunder, on the basis that the private placement did not involve a public offering.

Other than the securities mentioned above, the Company did not issue or sell any securities during the quarter ended September 30, 2003.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

Please see “Recent Developments” on page 1.

Item 6. Exhibits.

Exhibit Index

4.1
Form of Specimen Stock Certificate for the common stock, included as Exhibit 4.1 to the Registrant’s Form 10-QSB for the quarter ended June 30, 2003, filed with the Commission on December30, 2004, which is incorporated herein by reference.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Industrial Enterprises of America, Inc.
(Registrant)

Date: December 30, 2004
By: /s/ John D. Mazzuto
John D. Mazzuto, Chief Financial
Officer, Vice Chairman of the Board, Assistant
Secretary and a Director

Date: December 30, 2004
                    By: /s/ Crawford Shaw
 Crawford Shaw, Chief Executive Officer,
                   Chairman of the Board, President and a
Director

Date: December 30, 2004
                   By:/s/ Dennis O’Neill
 Dennis O’Neill, Controller

Advanced Bio/Chem, Inc.
Condensed Balance Sheets

	September 30, 2003	December 31, 2002
ASSETS
Current Assets
Cash	$ 34,253	$ 19,175
Accounts receivable trade	3,595	10,600
Receivable - officers and employees		903
Prepaid insurance	644	3,542
Deposits	2,968	2,967
Total Current Assets	41,460	37,187
Property and equipment, net of
accumulated depreciation
of $208,007 in 2003 and
$140,466 in 2002	189,280	256,821
Patents, net of accumulated amortization
of $4,077 in 2003 and $1,663 in 2002	18,453	20,868
TOTAL ASSETS	$ 249,193	$ 314,876

See notes to the financial statements

Advanced Bio/Chem, Inc.
Condensed Balance Sheets

	September 30, 2003	December 31, 2002

LIABILITIES & SHAREHOLDERS' DEFICIT
Current Liabilities
Current maturities of long term debt	$ 228,527	$ 117,881
Credit card debt - related parties	114,521	118,742
Bank line of credit	149,029	149,989
Accounts payable	431,162	388,304
Accrued salaries, benefits and severance pay	398,387	17,208
Accrued interest	238,889	158,466
Accrued interest to shareholders and related parties	46,799	33,855
Related party payable	79,059	80,459
Lease payables	108,993	114,017
Property taxes payable	16,099	16,099
Deferred revenues	9,828	14,828
Contractor payable	4,823	4,823
Total Current Liabilities	1,826,116	1,214,671
Long Term Liabilities
Notes payable, net of current maturities	714,993	786,843
Notes payable related parties and
shareholders, net of current maturities	324,761	305,413
Total Long Term Liabilities	1,039,754	1,092,256
Total Liabilities	2,865,870	2,306,927
Shareholders' Deficit
Common stock, $0.001 par value,
50,000,000 shares authorized,
11,045,100 shares issued and outstanding
at September 30, 2003, and 3,760,034
outstanding shares issued and
outstanding at December 31, 2002	11,045	3,760
Additional paid-in capital	1,371,148	167,946
Due from officers for stock	(74,206)	(74,206)
Retained (deficit)	(3,924,664)	(2,089,551)
Total Shareholders' Deficit	(2,616,677)	(1,992,051)
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$ 249,193	$ 314,876

See notes to the financial statements

Advanced Bio/Chem, Inc.
Condensed Statements of Operations

	Three Months Ended		Nine Months Ended
	Sept. 30, 2003	Sept. 30, 2002	Sept. 30, 2003	Sept. 30, 2002

Revenues	$ 25,399	$ 57,343	$ 217,193	$ 131,200

Expenses:
Selling, general & administrative	55,519	815	89,659	36,017
Salaries and contract labor	369,094	77,366	854,333	344,409
Rent expense	11,426	11,514	34,278	31,048
Lab supplies	3,618	10,362	16,230	44,413
Depreciation and amortization	23,318	25,351	69,955	71,633
Legal and professional fees	90,070	12,698	175,974	46,208
Loss on disposition of asset	-	110,261	-	110,261
Compensation expense related to
the fair value of stock granted
to employees	660,000	-	660,000	-
Total Expenses	1,213,045	248,367	1,900,429	683,989

(Loss) from operations	(1,187,646)	(191,024)	(1,683,236)	(552,789)

Interest expense	54,249	52,449	152,194	141,128

Net (Loss) from operations before
income taxes	(1,241,895)	(243,473)	(1,835,430)	(693,917)

Provision for income taxes	-	-	-	-

Net (Loss)	$ (1,241,895)	$ (243,473)	$ (1,835,430)	$ (693,917)

Net (loss) per share - basic and diluted	$ (0.15)	$ (0.06)	$ (0.25)	$ (0.18)

Weighted average number of common
shares outstanding	8,543,818	3,760,034	7,374,066	3,760,034

See notes to the financial statements

Advanced Bio/Chem, Inc.
Condensed Statement of Cash Flows

	For the Nine Months Ended
	Septemer 30, 2003	September 30, 2002

Net cash (used) in operating activities	$ (567,504)	$ (246,991)
Investing activities
Purchase of equipment	-	(23,538)
Purchase of patents	-	(18,672)
Net cash (used) in Investing Activities	-	(42,210)
Financing activities
Bank overdraft (repayment)	-	(1,046)
Proceeds from bank line of credit	44,289	49,164
Payments towards bank line of credit	(45,249)	(44,499)
Proceeds from issuance of debt	55,000	34,500
Principal payments on notes payable	(19,558)	-
Proceeds from note payable shareholders and related parties	100	304,325
Payments towards notes payable shareholders and
related parties	-	(18,032)
Issuance of common stock	548,000	1,000
Net cash provided by Financing Activities	582,582	325,412
Net cash increase for period	15,078	36,211
Cash at beginning of period	19,175	-
Cash at end of period	$ 34,253	$ 36,211

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:

Interest paid	$ 58,827	$ 50,335

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING
AND FINANCING ACTIVITIES:
Equipment aqcquired and returned	$ -	$ 224,520
Debt converted to common stock	10,000	-
Accrued interest converted to common stock	2,487	-
Accrued interest - notes payable capitalized	13,354	-
Accrued interest - notes payable shareholders capitalized	19,248	-
Stock issued for services	660,000	-

See notes to the financial statements

Advanced Bio/Chem, Inc.
Notes to Condensed Financial Statements

Note 1 - Basis of presentation

Effective October, 2003, the Company elected to file as a non-reporting entity in accordance with Rule 12g-4 of the Securities Exchange Act of 1934. The Company has currently elected to reinstate as a filing entity and, as such, reference to year-end financial statements should be referred to the Company’s Form 10-KSB for the fiscal year ended December 31, 2003.

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

Note 3 - Earnings per share

Basic earnings per share (EPS) excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. There are no warrants or options to issue additional shares as of September 30, 2003, or 2002. Due to net loss, the effect of the conversion of any potentially dilutive securities would be anti-dilutive.

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

Three Months Ended            Nine Months Ended
Effect of reverse stock split at June 10, 2003:	September 30, 2003	September 30, 2002	September 30, 2003	September 30, 2002
Net Loss	$ (1,241,895)	$ (243,473)	$ (1,835,430)	$ (693,917)
Weighted average number of common shares outstanding	8,543,818	3,760,034	7,374,066	3,760,034
Net (loss) per share	$ (0.15)	$ (0.06)	$ (0.25)	$ (0.18)

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
For the Three Months Ended
September 30
	2003	2002
Net (loss), as reported	$(1,241,895)	$(243,473)
Less compensation cost determined under the fair value method	-	-
Pro forma net (loss)	$(1,241,895)	$(243,473)

Basic and dilutive (loss) per share:
As reported	$ (0.15)	$ (0.06)
Pro forma	$ (0.15)	$ (0.06)

For the Nine Months Ended
September 30
	2003	2002
Net (loss), as reported	$(1,835,430)	$(693,917)
Less compensation cost determined under the fair value method	-	-
Pro forma net (loss)	$(1,835,430)	$(693,917)

Basic and dilutive (loss) per share:
As reported	$ (0.25)	$ (0.18)
Pro forma	$ (0.25)	$ (0.18)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and options may be granted in future years.

Advanced Bio/Chem, Inc.
Notes to Condensed Financial Statements

Note 5 - Stock based compensation (continued)

Steven Rash, former CEO, was granted 825,000 shares of common stock at $0.80 per share for a current period expense of $660,000. In addition, pursuant to Mr. Rash’s September 5, 2003, employment contract, an option agreement for an additional 200,000 shares at the exercise price of $0.80 was promised, but as yet not executed. No charge to operations has been made for the unexecuted option. These options are not anticipated to be executed as Mr. Rash is no longer employed by the Company.

Note 6 - Notes payable

The Company’s bank revolving line of credit agreement contains a covenant requiring the bank’s approval for, among other things, mergers and sales of substantial assets. The Compnay has not obtained required waivers from the bank and is in default on its loan. Certain debts to individuals have matured and are past due. The Company has not obtained waivers for these defaults

Note 7 - Changes in common shares outstanding

Included in the table below are the changes in common shares since December 31, 2002. See Note 8 for discussion of mergers and acquisitions affecting common shares.

Common
Shares
Outstanding common shares at December 31, 2002	12,120,046
Reverse stock split	(8,360,012)
Adjusted outstanding common shares at December 31, 2002	3,760,034
GESJ merger April 2003	1,903,000
Ciro reverse merger June 2003	3,619,554
Stock issued for cash	400,000
Private placement March 2003	521,904
Debt converted to stock	15,608
Stock granted to employees	825,000
Outstanding common shares at September 30, 2003	11,045,100

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

Advanced Bio/Chem, Inc.
Notes to Condensed Financial Statements

Note 8 - Mergers and acquisitions (continued)

On June 12, 2003, the Advanced Bio/Chem, Inc., a Texas corporation, merged with a wholly owned subsidiary of Ciro International, Inc. (“Ciro”),a Nevada corporation, resulting in the Texas corporation being the surviving entity. The common stock of the Texas corporation was then exchanged for one share of common stock in Ciro and Ciro changed it’s name from Ciro International, Inc. to Advanced Bio/Chem, Inc. This tranaction was accounted for as a reverse acquisition with Ciro, a public shell company. For accounting purposes, the combination was treated as an issuance of shares for cash by the Company and has not been considered a business combination.

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