Form 10-K
period 2003-12-31
ADVANCED BIO/CHEM INC
filed 2004-12-30
CIK 1059677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 000-30646

Industrial Enterprises of America, Inc.
(formerly known as Advanced Bio/Chem, Inc.)
(Name of Small Business Issuer in its charter)

Nevada                13-3963499
(State or other jurisdiction of             (I.R.S. Employer Identification Number)
incorporation or organization)

770 South Post Oak Lane, Suite 330, Houston, Texas            77056
(Address of principal executive offices)               (Zip Code)

Issuer’s telephone number (713) 622-2875

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered         Name of each exchange on which registered

None                None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended December 31, 2003 were $278,114.

The aggregate market value of common stock held by non-affiliates as of June 30, 2004 was approximately $3,076,855.

The number of shares of common stock of the registrant outstanding as of October 15, 2004 was 21,015,250.

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

Sale to Power3 Medical Products, Inc.

In May 2004, the Company, entered into an Asset Purchase Agreement (the “Agreement”), among the Company, Power3 Medical Products, Inc., a New York corporation ("Power3") and Steven B. Rash and Ira Goldknopf (collectively, the "Shareholders"). The sale to Power3 was approved by the Company’s shareholders by proxy. As provided in the Agreement, the Company sold to Power3 all of the Company’s assets in consideration for 15,000,000 shares of the common stock, par value $.001 per share, of Power3. The assets disposed of by the Company included all tangible personal property, intellectual property, rights in contracts that the Company is a party to, along with intangible property, including goodwill. In consideration for the benefits that they received by virtue of the transaction, each of the Shareholders agreed to make the representations, warranties, and indemnifications in the Agreement jointly and severally, along with the Company, and each of the Shareholders agreed to enter into and be bound by a Non-Competition Agreement and an Employment Agreement containing, among other things, covenants respecting confidentiality, non-competition and non-solicitation. The terms of the Agreement were determined by arms' length negotiations between the parties.

Appointment of New Directors and Officers

In May 2004, Steven B. Rash, the Company’s Chief Executive Officer, and Ira Goldknopf, the Company’s Chief Science Officer, resigned. In July 2004, the sole director of the Company, Helen Park, resigned and Crawford Shaw was appointed as sole director, President and Chief Executive Officer. The Company’s current management has no information as to the departure or service of Eric Becker and Gene Thomas. The Company will continue to research to determine if such information is available. In August 2004, John Mazzuto and Michael Collyer were appointed as directors to fill the vacancies on the Board of Directors. On October 15, 2004, the Board of Directors elected Crawford Shaw as the Company’s Chairman of the Board, Chief Executive Officer and President, John D. Mazzuto as Vice Chairman of the Board, Chief Financial Officer and Assistant Secretary, Michael Collyer as Secretary and General Counsel, Dennis O’Neill as Controller and Ilene Engelberg as Assistant Controller. Unfortunately, Mr. Collyer, a director, member of the Company’s Compensation Committee and the Company’s Secretary and General Counsel, passed away on December 16, 2004.

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

Purchase of EMC Packaging, Inc.

In October 2004, the Company purchased all of the issued and outstanding capital stock (the “EMC Shares”) of EMC Packaging, Inc., a Delaware corporation (“EMC”), from the holders of all of the issued and outstanding capital stock of EMC (the “EMC Stockholders”). On the effective date of the purchase of the EMC Shares, EMC became the Company’s wholly owned subsidiary. In consideration for their EMC Shares, the EMC Stockholders received an aggregate of 2,296,800 shares of the Company’s common stock. The Company, as the new parent company of EMC and through EMC, intends to continue to market and sell the products that had been offered by EMC prior to the purchase of the EMC shares. EMC supplies refrigerant in units used by ultimate end users. EMC’s dusters are used in the computer and electronics industries, as well as the photographic market, as an aerosol cleaner. EMC’s products are also used in forensic medicine to freeze medical specimens, and EMC packages the only Coast Guard approved boat horns. All of these products use a refrigerant packaged and marketed by EMC.

EMC’s products were sold, and will continue to be sold, nationally. EMC’s clients encompass a variety of industries, including the automotive, electronic (such as computer manufacturers) and photographic industries. Through EMC, we intend to offer the same products in the same areas as offered by EMC prior to the purchase of the EMC shares. EMC has been in the business of packaging, marketing and selling refrigerants since 1974; however, this is a new area of business for us.  Although EMC will continue to use the property, plant, equipment, management and employees of EMC existing prior to the purchase of the EMC Shares, there are no guarantees that we will succeed in establishing a profitable line of business.

Departure of Independent Auditors and Retention of New Independent Auditors

The independent auditors of Ciro International, Inc., Lazar Levine and Felix LLP, predecessor auditor of the legal acquirer in a reverse merger, resigned as the independent auditors of Ciro International, Inc. effective December 7, 2004 because such auditors had no dealings with the Company since July 24, 2003. In October 2003, the Company filed a Form 15 with the Securities and Exchange Commission (the “Commission”) under Rule 12g-4(a)(1)(i) of Securities Exchange Act of 1934, as amended (the “Exchange Act”), electing to become a non-reporting company on the basis that its common stock was held by fewer than 300 persons. On February 28, 2003, the board of directors of Advanced Bio/Chem, Inc., a Texas corporation (“ABC Texas”), approved the retention of Fitts, Roberts & Co., P.C to audit the financial statements of ABC Texas for the years ended December 31, 2002 and 2001. On June 3, 2004, the board of directors of ABC Texas again approved the retention of Fitts, Roberts & Co., P.C. to audit the financial statements of ABC Texas for the year ended December 31, 2003. On December 29, 2004, Fitts, Roberts & Co., P.C. informed the Company that it would not stand for reelection as the Company’s independent auditors. The Company received certain observations from Fitts, Roberts & Co., P.C., including, but not limited to, the following: (i) the Company lacks specific policies and a procedure guide; (ii) the separation of duties to support internal controls is lacking; (iii) there is poor documentation and a lack of trained accounting staff; and (iv) the Company has a lack of reconciliation of accounts and has a number of audit adjusting journal entries. On December 9, 2004, the Company’s Board of Directors approved the retention of Beckstead and Watts, LLP as the Company’s independent auditors going forward. There have been no disagreements with any of the Company’s independent auditors to the knowledge of the Company’s Board of Directors.

2004 Private Placement

In September 2004, the Company offered and sold an aggregate of 1,000,000 shares of its common stock to several accredited investors at a price of $0.05 per share. The purchasers in this private placement represented his or her intention to acquire the securities for investment only and not with a view toward distribution. These securities were not sold through an underwriter and there were no underwriting discounts or commissions involved. These sales and purchases in the private placement were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and the regulations promulgated thereunder, on the basis that the private placement did not involve a public offering.

PART I

Item 1. Description of Business.

Background

The Company was originally incorporated in the State of Florida on June 14, 1990 as Mid-Way Medical Diagnostic Center, Inc. ("Mid-Way (Florida)"). In September of 1996, Mid-Way (Florida) amended its articles of incorporation to increase the authorized number of common shares from 100 to 50,000,000 and to reduce the par value to $.001. Also in September 1996, Mid-Way (Florida) affected a split of its outstanding shares of common stock 10,000-for-one, increasing the number of outstanding shares from 100 to 1,000,000.

Mid-Way (Florida) was initially engaged in the business of seeking to establish and operate medical and diagnostic centers. During 1991, Mid-Way (Florida) abandoned its efforts to engage in such business.

In September 1997, Mid-Way (Florida) entered into a Stock Purchase Agreement with Mr. David Cohen in which Mid-Way (Florida) agreed to issue 10,000,000 shares of its common stock to Mr. Cohen for $100,000. Mr. Cohen was subsequently appointed the sole officer and director of Mid-Way (Florida). The $100,000 paid to Mid-Way (Florida) in exchange for such shares was used by Mid-Way (Florida) to pay legal expenses and finder's fees in connection with the aforementioned transaction.

In November 1997, Mid-Way (Florida) entered into a reorganization agreement with Ciro Jewelry, Inc. ("Ciro Jewelry (Delaware)"), a Delaware corporation, in which Ciro Jewelry (Delaware) agreed to merge with and into Mid-Way Acquisition Corp. (the "Merger Sub"), a wholly owned Nevada corporation created by Mid-Way (Florida) solely for the purpose of merging with Ciro Jewelry (Delaware). By virtue of the merger, all of the assets, liabilities, and business of Ciro Jewelry (Delaware) became the assets, liabilities, and business of the Merger Sub.

The closing of the reorganization occurred on December 2, 1997, and Mid-Way (Florida) issued 2,500,000 post-stock split shares to Mr. Murray A. Wilson, the sole stockholder of Ciro Jewelry (Delaware), in return for all of the outstanding stock of Ciro Jewelry (Delaware). As a result of the merger, the Merger Sub changed its name to Ciro Jewelry, Inc. ("Ciro Jewelry"); Mr. Cohen resigned as the sole officer and director of both the Company and Ciro Jewelry and simultaneously appointed Mr. Wilson as the sole director of each entity.

In connection with the aforementioned reorganization, Mr. Cohen canceled 9,400,000 of the 10,000,000 pre-stock split shares held by him. He also sold 260,000 of his pre-stock split shares to Mr. Wilson for $26,000 and 140,000 of his pre-stock split shares to Mr. Laszlo Schwartz, a former officer of the Company, for $14,000.

In December 1997, Mid-Way (Florida) changed its name to Ciro International, Inc. ("Ciro"); at the same time, Ciro merged with Mid-Way Medical and Diagnostic Center, Inc., a Nevada corporation, which was established solely for the purpose of changing the domicile of the Company from the State of Florida to the State of Nevada.

On April 21, 2003, Ciro and ABC Texas entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby a wholly owned subsidiary of Ciro, Ciro Acquisition Corp., a Texas corporation (which was inappropriately identified in the Merger Agreement as Advanced Bio/Chem Acquisition Corp.), merged with and into ABC Texas in a tax free exchange of shares at which time ABC Texas became a wholly owned subsidiary of Ciro (the "Merger"). On June 12, 2003, the effective date of the Merger, the stockholders of ABC Texas received shares of Ciro on a one-for-one basis in exchange for their shares in ABC Texas. As a result of the Merger, on the effective date, the stockholders of ABC Texas held approximately 65% of the issued and outstanding shares of common stock of the Company, and the Company owns 100% of the issued and outstanding shares of common stock of ABC Texas. At the effective time of the Merger, the officers of ABC Texas remained the management team of ABC Texas and certain of those employees became officers of the Company. Following the Merger, the Board of Directors of the Company consisted of persons nominated by the stockholders of ABC Texas prior to the Merger.

The Company amended its Articles of Incorporation to change its name from “Ciro International, Inc.” to “Advanced Bio/Chem, Inc.” by filing a Certificate of Amendment on June 20, 2003 with the Secretary of State of the State of Nevada. Additionally, subsequent to December 31, 2003, and as described in “Recent Developments”, effective as of December 9, 2004, the Company amended its Articles of Incorporation to change its name from “Advanced Bio/Chem, Inc.” to “Industrial Enterprises of America, Inc.” by filing a Certificate of Amendment with the Secretary of State of the State of Nevada.

Business of the Issuer

Until June 2003, the Company existed primarily as a holding company, and accordingly, the operations of the Company were those of its former operating subsidiary, Ciro Jewelry. Until recently, the Company's main source of income derived from the licensing of the “Ciro” name. Effective June 9, 2003, the Company sold all of the issued and outstanding common stock of its wholly owned subsidiary, Ciro Jewelry, to Merchant’s T&F, Inc. (“MT&F”), a company owned by Mr. Wilson, the majority stockholder of the Company at the time of such sale (the “Ciro Stock Sale”). The sale price for the Ciro Stock Sale was $4,000, which was equivalent to the amount owed by the Company to MT&F for management fees. Ciro Jewelry owns a trademark for the “Ciro” jewelry name in certain countries. Until December 31, 2002, the Company licensed this trademark and received royalties from such licenses. Following December 2002, Ciro Jewelry became a "shell" corporation with no defined business purpose and began the process of searching for a new line of business or a merger candidate.

Even before the Ciro Stock Sale, the Company did not own or hold leases to any stores. All individual licensees of the “Ciro” trademark were responsible for owning their own stores as well as securing their own merchandise. The Company did not manufacture or distribute the products sold under the “Ciro” name, nor did it secure the source or availability of materials used to manufacture the “Ciro” products. These responsibilities were left up to the individual licensees. As such, the Company had no research and development costs.

Following the Ciro Stock Sale and through December 31, 2003, the Company, through ABC Texas (d/b/a ProteEx), the Company’s wholly owned subsidiary, operated as a biotechnology company utilizing protein identification for cancer discovery and applying proteomics to the medical diagnostic market, principally hospitals and other medical facilities. The Company’s products were in the form of diagnostic tests. Principal national markets included diagnostics and drug discovery and development in the United States and Canada. References to the “Company” in this Annual Report on Form 10-KSB include ABC Texas, the Company’s wholly owned subsidiary.

Products; Trademarks, Licenses

On December 31, 2002 all licenses issued by the Company expired and as a result, there are no retail locations offering our products for sale. Additionally, the Company currently has no leases.

Ciro Jewelry's registered trademark is "Ciro 7." In 1994, MT&F purchased several trade names and trademarks in the bankruptcy of Ciro, Inc., Ciro of Bond Street, Inc. and Ciro Creations, Inc. In 1995, MT&F assigned all of its rights, title, and interests in the trade names and trademarks to Ciro Jewelry, subject to existing license agreements. Set forth below is a list of the trademarks and trade names owned by Ciro Jewelry (which entity was sold by the Company in June 2003).

County	Mark	Application Number	Registration Number
Bolivia	CIRO	1361
Chile	CIRO		421866
Hungary	CIRO		137946
Israel	CIRO		80209
	CIRO		80210
	CIRO in Hebrew		80058
	CIRO in Hebrew		80059
Japan	CIRO	63006/1993
Macao	CIRO		11006-M
	CIRO	11515-M

County	Mark	Application Number	Registration Number
Mexico	CIRO		416046
	CIRO		421337
Monaco	CIRO		9314680
Panama	CIRO (stylized)		54820
	CIROLITE		54821
Philippines	CIRO	85612-PN
Portugal	CIRO	276161
	CIRO	280206
Russia	CIRO	95703549
South Korea	CIRO		262281
	CIRO		262282
	CIRO		265017
	CIRO		265158
U.S.A.	CIRO		327696
	CIRO		826855
	CIRO		1794011
	CIRO		1668523
	CIRO (stylized)		601862
	CIRO and crown	74/350726
	CIROLITE		949790
	Crown device	74/350876

Competition

As we ceased all sales and marketing operations related to the marketing of the “Ciro” name in the period ending December 31, 2002, and until the Merger in June 2003, the Company had no defined business purpose. Following the Merger and until the sale of assets to Power3, the Company through ABC Texas (d/b/a ProteEx), operated as a biotechnology company utilizing protein identification for cancer discovery and applying proteomics to the medical diagnostic market, principally hospitals and other medical facilities. The Company competed with other companies involved in diagnostics and drug discovery and development in the United States and Canada. However, following the sale of the Company’s assets to Power3 in May 2004, which sale was approved by the Company’s shareholders by proxy, the Company was again in essence a “shell” entity until the purchase of the EMC Shares in October 2004. The Company, as the new parent company of EMC and through EMC, intends to continue to market and sell the products that had been offered by EMC prior to the purchase of the EMC Shares.

Employees

As of December 31, 2003, the Company had 15 employees. Additionally, in 2003, the Company signed a Professional Services Agreement with Gevity HR. Under the terms of the contract, existing active employees and employees subsequently hired by the Company are co-employed by both the Company and Gevity HR. Gevity HR employs the employee and assumes responsibility for the employee under Gevity HR’s employer identification number and then: (a) processes payroll, pays wages and makes deductions that are legally required or duly authorized; (b) collects, reports and pays applicable payroll taxes and keeps payroll and tax records as required by federal, state and local payroll tax laws and regulations; (c) secures workers’ compensation insurance and timely pays the premiums therefore; (d) complies with state and federal unemployment payroll laws by maintaining accounts, pays unemployment insurance taxes, files reports and administers and manages claims; and (e) administers benefits as designated by the Company.

The Company has never had a work stoppage and regards its employee relations as satisfactory. Employees are not covered by collective bargaining agreements.

Item 2. Description of Property.

The Company leased office and laboratory space under an operating lease from Houston Advanced Research Center (“HARC”), a Texas non-profit corporation, in The Woodlands, Texas. Rent was $3,808 per month. The original term of the lease expired August 2002 and the Company rented the facility from HARC on a month-to-month basis until June 2004, when new lease space was obtained elsewhere in The Woodlands, Texas. The Company currently leases office space in Houston, Texas on a month-to-month basis, at the rate of $2,000 per month.

Item 3. Legal Proceedings.

The Company is not party to any material pending legal proceedings or government actions, including any bankruptcy, receivership, or similar proceedings. The Company’s management does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of beneficially held or owner of more than five percent (5%) of the Company’s common stock, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company, or has a material interest adverse to the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

The Company's common stock is traded on the "pink sheets" under the symbol AVBC.PK. The following sets forth the range of the closing bid prices for the Company's common stock for the quarterly periods for the years ended December 31, 2002 and December 31, 2003. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's common stock.

High Bid        Low Bid

Quarter Ended March 31, 2002             1.19                     .65
Quarter Ended June 30, 2002             1.10                     .25

Quarter Ended September 30, 2002      .25             .10
Quarter Ended December 31, 2002      .10             .10

High Bid        Low Bid

Quarter Ended March 31, 2003         .41            .10
Quarter Ended June 30, 2003               .43            .41
Quarter Ended September 30, 2003          3.80            1.15
Quarter Ended December 31, 2003          1.15            .60

The prices shown above through the quarter ended March 31, 2003 relate to the Company’s predecessor, Ciro International, Inc., which was traded on the pink sheets under the symbol CIRR.

The approximate number of holders of the common stock of the Company as of October 15, 2004 was 84.

No cash dividends were declared by the Company during the years ended December 31, 2002 and December 31, 2003.  While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

No shares were available for issuance under any equity compensation plan at December 31, 2003. Steven B. Rash, the Company’s former Chief Executive Officer, was granted 825,000 shares of common stock at $0.80 per share in September 2003. In addition, pursuant to Mr. Rash’s September 5, 2003 employment contract, an option agreement for an additional 200,000 shares at the exercise price of $0.80 was to be issued, but has not been issued to date. These options are not anticipated to be executed since Mr. Rash is no longer employed by the Company.

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

As disclosed above in “Item 1. Description of Business”, in connection with the Merger, effective June 12, 2003, the stockholders of ABC Texas received an aggregate of 3,619,554 shares of the Company (formerly, Ciro International, Inc.) on a one-for-one basis in exchange for their shares in ABC Texas. As a result of the Merger, at the effective time, the stockholders of ABC Texas currently held approximately 65% of the Company’s issued and outstanding common stock and the Company owns 100% of the issued and outstanding common stock of ABC Texas. These sales and purchases of the Company’s common stock were exempt from registration under the Securities Act pursuant to Section 4(2), on the basis that the transaction did not involve a public offering.

Each of the purchasers of the Company’s common stock pursuant to the Merger listed above represented his or her intention to acquire the securities for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

In 2003, the Company sold an aggregate of 971,904 shares of its common stock pursuant to a private placement to accredited investors at a price per share ranging between $0.25 and $0.80. Each of the purchasers in this private placement represented his or her intention to acquire the securities for investment only and not with a view toward distribution. None of the shares of the Company’s common stock were sold through an underwriter and there were no underwriting discounts or commissions involved. These sales and purchases in the private placement were exempt from registration under the Securities Act pursuant to Section 4(2) and the regulations promulgated thereunder, on the basis that the private placement did not involve a public offering.

In 2003, the Company converted an accounts payable to two vendors into 31,846 shares of the Company’s common stock. These conversions of payables to the vendors were in the context of a the private placement and exempt from registration under the Securities Act pursuant to Section 4(2) and the regulations promulgated thereunder, on the basis that the private placement did not involve a public offering.

Additionally, on December 8, 2003, the Company sold 50,000 shares of its common stock in a private placement transaction at an average sales price of $0.2777 per share. The purchaser of these shares represented their intention to acquire the securities for investment only and not with a view toward distribution. None of the shares of the Company’s common stock were sold through an underwriter and there were no underwriting discounts or commissions involved. These sales and purchases in the private placement were exempt from registration under the Securities Act pursuant to Section 4(2) and the regulations promulgated thereunder, on the basis that the private placement did not involve a public offering.

On December 31, 2003, the Company entered into agreements with two investors whereby 1,000,000 shares of the Company’s common stock would be sold to such investors, together with warrants to purchase an additional 600,000 shares of the Company’s common stock. Each of these accredited investors represented his or her intention to acquire the securities for investment only and not with a view toward distribution. None of these shares were sold through an underwriter and there were no underwriting discounts or commissions involved. These sales and purchases were exempt from registration under the Securities Act pursuant to Section 4(2) and the regulations promulgated thereunder, on the basis that the private placement did not involve a public offering.

Other than the securities mentioned above, the Company did not issue or sell any securities during the year ended December 31, 2003.

Item 6. Management’s Discussion and Analysis or Plan of Operations.

Cautionary Statement Regarding Forward- Looking Statements

It should be noted that this Management's Discussion and Analysis or Plan of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on weather-related factors, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing restraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

Note Regarding Ciro and ABC Texas

The Company’s discussion and analysis of its financial condition for the year ended December 31, 2003 treats the assets of Ciro as immaterial, as illustrated in the Company’s financial statements contained herein. Prior to the date of the Merger, Ciro was in essence a “shell” company since, as of December 31, 2002, all licenses issued by the Company expired. Following the effectiveness of the Merger, the Company became a holding company for ABC Texas and all of the Company’s assets consisted of the assets of ABC Texas. As a result, the comparisons presented in the following discussion are solely of ABC Texas.

Results of Operations - Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Revenue for the year ended December 31, 2003 was $278,114, compared to revenue of $197,176. This difference is attributable to an increase in fees for services performed.

Total operating expenses (including depreciation) for the year ended December 31, 2003 were $2,358,495 compared to $990,242 for the year ended December 31, 2002. The major increase resulting from increased salaries and contract labor and compensation expense to fair market value of stock granted to employees offset, in part, by the lack of a recurring loss on disposal of equipment that the Company experienced in 2002. Included in compensation expense to fair market value of stock granted to employees is a 2003 period expense of $660,000 for the stock grant of 825,000 shares (at $0.80 per share) to the former Chief Executive Officer of the Company. An additional 200,000 shares (at $0.80 per share) was promised to this officer under an option agreement entered into as of September 5, 2003, which has not been executed, nor is it anticipated to be executed since the officer is no longer with the Company. Selling, general and administrative (“SG&A”) expenses were $136,892 and $197,176 for the years ended December 31, 2003 and December 31, 2002, respectively.

Loss from operations for the year ended December 31, 2003 was $2,080,381, compared to $793,066 for the year ended December 31, 2002. This difference is a result of an increase in salaries and compensation expense.

Net loss for the year ended December 31, 2003 was $2,300,423, compared to $990,298 for the year ended December 31, 2002. This increase in net loss is attributable to an increase in salaries and compensation expense.

Results of Operations - Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

The Company had net revenues of $197,176 and $37,720 for the twelve months ended December 31, 2002 and 2001, respectively. The increased is due to increased operations in 2002 over 2001.

Total operating expenses (including depreciation) for the twelve months ended December 31, 2002 and 2001 were $990,242 and $1,051,282 respectively. The 2002 operating expenses included a loss on disposal of equipment of $110,261 that the Company experienced in 2002. The net total of all other expenses in 2002 showed a decrease of $171,301 over 2001 expenses; the principal being general and administrative expenses decreasing $106,754.

Interest expense was $197,232 for the twelve months ended December 31, 2002 compared to $58,488 for the same period in 2001. The Company attributes the increase to increased borrowing in 2002 over 2001 levels.

The net loss for the twelve months ended December 31, 2002 was $(990,298) or a $(0.26) net loss per share (basic and diluted). This compares to a net loss of $(1,072,050), or $(0.29) loss per share in the same period in 2001 primarily for reasons discussed above.

Liquidity and Capital Resources

The Company had a working capital deficit of $(1,977,216) at December 31, 2003, compared to a working capital deficit of $(1,180,452) at December 31, 2002. The majority of the increase in deficit is due to increased accounts payable, accrued interest expense, deferred revenue, current maturities on long-term debt and accrued salaries and benefits. The Company obtained funds to operate for the year ended December 31, 2003 from the issuance of common stock, resulting in an aggregate of $713,000 to the Company.

Item 7. Financial Statements.

See the Financial Statements beginning on page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

The independent auditors of Ciro International, Inc., Lazar Levine and Felix LLP, predecessor auditor of the legal acquirer in the reverse merger, resigned as the independent auditors of Ciro International, Inc. effective December 7, 2004 because such auditors had no dealings with the Company since July 24, 2003. In October 2003, the Company filed a Form 15 with the Commission under Rule 12g-4(a)(1)(i) of the Exchange Act, electing to become a non-reporting company on the basis that its common stock was held by fewer than 300 persons. On February 28, 2003, the board of directors of ABC Texas, approved the retention of Fitts, Roberts & Co., P.C to audit the financial statements of ABC Texas for the years ended December 31, 2002 and 2001. On June 3, 2004, the board of directors of ABC Texas again approved the retention of Fitts, Roberts & Co., P.C. to audit the financial statements of ABC Texas for the year ended December 31, 2003. On December 29, 2004, Fitts, Roberts & Co., P.C. informed the Company that it would not stand for reelection as the Company’s independent auditors. The Company received certain observations from Fitts, Roberts & Co., P.C., including, but not limited to, the following: (i) the Company lacks specific policies and a procedure guide; (ii) the separation of duties to support internal controls is lacking; (iii) there is poor documentation and a lack of trained accounting staff; and (iv) the Company has a lack of reconciliation of accounts and has a number of audit adjusting journal entries. On December 9, 2004, the Company’s Board of Directors approved the retention of Beckstead and Watts, LLP as the Company’s independent auditors going forward. There have been no disagreements with any of the Company’s independent auditors to the knowledge of the Company’s Board of Directors.

Item 8A. Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14 of the Exchange Act) as of December 31, 2003 (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were not effective and not adequate in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Such officers reached this conclusion because the Company’s records, prior to the recent change in management, had not been maintained and processed to meet both financial reporting and other Commission disclosure needs and requirements. Management has reviewed the recommendations set forth in a letter from the Company’s auditors and have set March 30, 2005 as a deadline to bring the Company’s disclosure controls and procedures in line with such recommendations. The Company’s independent auditors have made a number of recommendations including, but not limited to, the following: (i) the Company should improve accounting controls through the formalization of accounting practices through promulgation of accounting policies and procedures, and (ii) additional recommendations related to improving internal controls through the separation of duties within the accounting function. Management has hired outside consultants to help with this process.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

Please see the “Recent Developments” discussion, as well as the discussion related to the Merger in “Item 1. Description of Business”.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The Company's directors are elected at each Annual Meeting of Stockholders. Each of the executive officers of the Company was elected by the Board of Directors of the Company to serve in the capacities set forth below opposite his name, and, except as otherwise noted, serves until the next Annual Meeting of Stockholders. The directors serving on the Company's Board and the Company’s executive officers, for the year ended December 31, 2003, are as forth in the table below:

Name	Age	Title
Murray A. Wilson[1] Steven B. Rash[2]	62	Director; Chief Executive Officer, President & Secretary Chief Executive Officer
Helen R. Park[3]		Chief Executive Officer and Director

Ira L. Goldknopf[4]		Chief Science Officer and Treasurer
Joseph Marks[5]		President

Eric Becker[6]		President

Gene Thomas[7]
______________________________
1 Murray A. Wilson served as the Company’s sole director and Chief Executive Officer until June 12, 2003, the effective date of the Merger.
2. Steven B. Rash was elected as the Company’s Chief Executive Officer effective September 5, 2003. Mr. Rash has been unavailable to supply his age.
3. Helen R. Park was elected as the Company’s Chief Executive Officer and Secretary as of June 16, 2003. Ms. Park resigned as the Company’s Chief Executive Officer on September 5, 2003. Ms. Park has been unavailable to supply her age.
4 Ira L. Goldknopf was elected as the Company’s Chief Science Officer on June 16, 2003. Mr. Goldknopf has been unavailable to supply his age.
5. Joseph Marks was elected as the Company’s President on July 1, 2003. The Company’s current management has no information as to the departure or service of Joseph Marks
6. The Company’s current management has no information as to the departure or service of Eric Becker.
7. The Company’s current management has no information as to the departure or service of Gene Thomas.

Murray A. Wilson served as Ciro's President, Chief Executive Officer, Director and Secretary since December 1, 1997 until June 12, 2003, the effective date of the Merger. In addition, Mr. Wilson served as President and the Chief Operating Officer of MT&F since 1990. Mr. Wilson also served as President of Grossingers Trademark.

In July 2004, Helen R. Park resigned as the Company’s sole director, and Crawford Shaw was appointed as the Company’s sole director, President and Chief Executive Officer. In August 2004, John Mazzuto and Michael Collyer were appointed as directors to the Board to fill vacancies existing on the Board. On October 15, 2004, the Board of Directors elected Crawford Shaw as the Company’s Chairman of the Board, Chief Executive Officer and President, John D. Mazzuto as Vice Chairman of the Board, Chief Financial Officer and Assistant Secretary, Michael Collyer as Secretary and General Counsel, Dennis O’Neill as Controller and Ilene Engelberg as Assistant Controller.

Crawford Shaw, 69, a director and the Company’s Chairman of the Board, Chief Executive Officer and President, has been an international lawyer, financier and management consultant in the past thirty years. Previously, Mr. Shaw was a partner with Shaw and Reed, practicing in the areas of international law and finance. At Shaw and Reed, which he founded, Mr. Shaw served as legal, financial and management consultant to several small and medium sized private and public companies. Mr. Shaw is also a director of Paper Free Medical Solutions. Mr. Shaw graduated from Yale College in 1958 and Yale Law School in 1961. He is a former Fellow of the Association of the Bar of the City of New York and is the current Editor of A Lawyer’s Guide to International Business Transactions, published by the American Bar Association and the American Law Institute. Mr. Shaw is a member of the New York Bar and was admitted to practice before the Appellate Division and Court of Appeals in New York, as well as the United States Court for the Southern District of New York and the States Court of International Trade.

John Mazzuto, 56, a director and the Company’s Vice Chairman of the Board, Chief Financial Officer and Assistant Secretary, has been an investor, financial consultant and advisor to a number of mid and small sized firms in various industries. Previously he was Managing Director of corporate finance of Chemical Bank of New York. Mr. Mazzuto was Group Managing Director of an international merchant bank and was a member of the board of directors of a number of companies. Mr. Mazzuto graduated from Yale College in 1970.

No director holds any directorship in a company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act. No director holds any directorship in a company registered as an investment company under the Investment Company Act of 1940.

Code of Ethics; Audit Committee

The Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. The Company’s Board of Directors has chosen not to adopt such a code of ethics at this time because the Company only has one executive officer and one employee.

The Board of Directors has not established an Audit Committee or any committee performing similar functions. As such, the Company does not have an audit committee financial expert as defined in Item 401(e) of Regulation S-B. The Company’s management believes that, given its size and its status as a company with no operations, the establishment of an Audit Committee and the retention of an audit committee financial expert is not necessary at this time and would be cost-prohibitive. Similarly, the Company does not have a standing nominating committee or any committee performing a similar function.

Compliance With Section 16(a) of the Securities
Exchange Act of 1934

Section 16(a) of the Exchange Act requires executive officers and directors who beneficially own more than ten percent (10%) of the Company's common stock to file initial reports of ownership and reports of changes of ownership with the Commission. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by Commission regulations to furnish the Company with copies of all Section 16(a) forms they file.

The Company believes that Mr. Wilson was the only executive officer, director and greater than ten percent (10%) beneficial owner of the Company until June 12, 2003, the effective date of the Merger. The Company believes that Mr. Wilson failed to comply with the Section 16(a) filing requirements during and with respect to the fiscal year ended December 31, 2003 as we are not aware of the filing of a Form 3 with the Commission on his behalf. In addition, the Company believes that Don Sweet, Perry Grant, Charles Caudle, Gene Thomas, Jerry Trzeciak, Murray Wilson and Alan Cohen have been acting as a shareholder group and such group also failed to comply with the Section 16(a) filing requirements during and with respect to the fiscal year ended December 31, 2003 as we are not aware of the filing of a Form 3 with the Commission on his behalf.

Subsequent to the Merger, the Company believes that each of the following persons failed to comply with the Section 16(a) filing requirements during and with respect to the fiscal year ended December 31, 2003, as we are also not aware of the filing of a Form 3 with the Commission on each such person’s behalf: (i) Helen R. Park, the former sole director and a greater than ten percent (10%) beneficial owner, (ii) Steven B. Rash, the Company’s former Chief Executive Officer, and (iii) Ira L. Goldknopf, the former Chief Science Officer and a greater than ten percent (10%) beneficial

Item 10. Executive Compensation.

The table below sets forth all annual and long-term compensation paid by the Company in calendar 2003 for services in all capacities with respect to those persons who were (i) the Chief Executive Officer and (ii) the other executive officers of the Company at the end of the fiscal year, as well as the other individuals that were executive officers during the year ended December 31, 2003.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts (1)	All Other Compen-sation

Steven B. Rash - Former
Chief Executive Officer

Helen R. Park- Former Chief Executive Officer and Secretary

Ira L. Goldknopf - Former Treasurer and Chief Scientific Officer

Joseph Marks - Former President

Eric Becker- Former Vice President

Gene Thomas- Former President
	2003 2003 2003 2003 2003 2003	$56,836 $59,834 $66,079 $49,607 $70,452	$0 $0 $0 $0 $0	$0 $0 $0 $0 $0	825,000(2) - - - -	200,000(2) - - - -	$0 $0 $0 $0 $0	$0 $0 $0 $0 $0

Murray A. Wilson - Former Chief Executive Officer, President and Secretary Max Bloch - Former Vice President	2002 2001	$0	$0	$0	-	-	$0	$0

______________________________
(1) Includes securities, underlying options, and SARs.
(2) The 825,000 shares of the Company’s common stock and the option to purchase 200,000 shares of common stock at $0.80 per share were granted to Steven B. Rash on September 5, 2003 in connection with his Employment Agreement. At the time that the 825,000 shares of common stock were granted to Mr. Rash, the fair market value of such stock was $0.80 per share, for a total of $660,000. As of December 31, 2003, Mr. Rash continues to hold the 825,000 shares of common stock and the value of such restricted stock holdings at December 31, 2003 was $660,000. The Company does not plan to pay dividends on the shares of restricted stock held by Mr. Rash.

Option Grants in Last Fiscal Year

Name/Title	Number of Securities Underlying Options	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date
Steven B. Rash Former Chief Executive Officer	200,000	100%	$0.80	-(1)

_________________________________
(1) The option to purchase 200,000 shares of the Company’s common stock at $0.80 per share was granted to Steven B. Rash on September 5, 2003 in connection with his Employment Agreement. At the time of option grant, the fair market value of the Company’s common stock was $0.80 per share. The Company was to enter into an Option Agreement with Mr. Rash with respect to the option; however, no such agreement has been executed, nor is it expected to be executed since Mr. Rash is no longer an officer of the Company.

As of December 31, 2003, we have adopted no retirement, pension, profit sharing, stock option or other equity compensation plan, or insurance programs or other similar programs for the benefit of our employees, but the Board of Directors may recommend adoption of one or more such programs in the future.

During the fiscal year ended December 31, 2003, no fees were paid to our directors.

The Company did not maintain employment contracts with either Messrs. Wilson or Bloch prior to the Merger, or with Helen R. Park prior to her resignation in September 2003.

The Company and Steven B. Rash entered into an Employment Agreement commencing on September 5, 2003 and terminating on September 5, 2006. Under the Employment Agreement, Mr. Rash was to receive a salary of $250,000 per year. Bonuses were under the discretion of the

Board of Directors, or the Company’s Compensation Committee. As an inducement to accept the position of Chief Executive Officer, the Company granted Mr. Rash (i) 825,000 shares of the Company’s common stock upon execution of the agreement and (ii) the option to purchase 200,000 shares of the Company’s common stock at a price of $0.80 per share under an option agreement which was to contain customary terms including a provision for cashless exercise of the options, change of control and anti-dilution provisions. Under the Employment Agreement, either party had the right to terminate Mr. Rash’s employment for any reason, with or without cause, by giving the other party at least thirty (30) days prior written notice. Either party also had the option of terminating the agreement for “cause”, as such term is defined in the agreement. The Employment Agreement provided that during Mr. Rash’s employment with the Company, and for a period of two (2) years following termination of such employment, Mr. Rash would not compete with the Company or engage in a business similar to the Company’s business, within North America.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of the Company’s common stock as of October 15, 2004 by (i) each director of the Company, (ii) any executive officer who was (a) the Chief Executive Officer and (b) an executive officer of the Company at the end of the fiscal year ended December 31, 2003, as well as the individuals that were executive officers during the year ended December 31, 2003, (iii) all directors and executive officers as a group, and (iv) each person or group known by the Company to own beneficially more than five percent (5%) of its outstanding shares of common stock. All information with respect to beneficial ownership has been furnished by the respective director or executive officer, or by reference to a public filing, as the case may be. Unless otherwise indicated below, each stockholder named below has sole voting and investment power with respect to the number of shares set forth opposite his or its respective name.

NAME AND ADDRESSOF BENEFICIALOWNER	AMOUNT AND NATURE OF SHARES BENEFICIALLY OWNED	PERCENT OF CLASS
Helen Parks 123 Sunset Lake Huntsville, TX 77340	1,730,173	8.23%
Steven Rash 10 Spiceberry Place The Woodlands, TX 77382	825,000	3.92%
Ira Goldknopf 42 Brushwood Ct. The Woodlands, TX 77380	1,730,173	8.23%
M.Perry Grant (no address available)	643,142	3.06%
Murray A. Wilson (no address available)	1,000,000	4.76%
All Officers and Directors as a Group (5 person)	4,285,346	20.38%

Item 12. Certain Relationships and Related Transactions.

The Company has two (2) outstanding notes payable to certain stockholders, Helen Park ($129,743) and Ira Goldknopf ($158,018), in the aggregate amount of $287,761. The notes are unsecured, provide for an interest rate of twelve percent (12%) and are due on May 1, 2005.

In addition, the Company incurred payables to a stockholder’s 100% owned corporation, Bronco Technology, Inc. (“Bronco”), resulting from payments made by Bronco on behalf of the Company for various expenses. At December 31, 2003 and 2002, the Company owed Bronco $78,703 and $80,459, respectively. The Company also had an unsecured note payable to Bronco in the amount of $37,000 as of December 31, 2002 and 2003. The note provides for an interest rate of twelve percent (12%) and is due May 2, 2027.

The Company has informally assumed the obligation to repay certain funds provided to the Company through borrowing on personal credit cards by related parties, mainly Helen Park, a stockholder and former director, and Ira L. Goldknopf, a stockholder of the Company. The balance on such debt was $114,530 as of December 31, 2003. Such credit card debt is not guaranteed by the Company, nor are the credit cards in the Company’s name. The Company assumed the debt from the originators of the credit cards, Helen Park and Ira Goldknopf, because the debt was incurred as a result of purchases on behalf of and for the benefit of the Company. Such purchases were authorized by the Company for lab supplies, travel and equipment. The Company is currently paying the minimum required monthly payments as set forth by the creditor.

In May 2004, the Company entered into an Asset Purchase Agreement (the “Agreement”), among the Company, Power3 Medical Products, Inc., a New York corporation ("Power3"), and Steven B. Rash and Ira Goldknopf (collectively, the "Shareholders"). The sale to Power3 was approved by the Company’s shareholders by proxy. As provided in the Agreement, the Company sold to Power3 all of the Company’s assets in consideration for 15,000,000 shares of the common stock, par value $.001 per share, of Power3. The assets disposed of by the Company included all tangible personal property, intellectual property, rights in contracts that the Company is a party to, along with intangible property, including goodwill. In consideration for the benefits that they received by virtue of the transaction, each of the Shareholders agreed to make the representations, warranties, and indemnifications in the Agreement jointly and severally, along with the Company, and each of the Shareholders agreed to enter into and be bound by a Non-Competition Agreement and an Employment Agreement containing, among other things, covenants respecting confidentiality, non-competition and non-solicitation. The terms of the Agreement were determined by arms' length negotiations between the parties.

Item 13. Exhibits.
Index

Exhibit Number   Exhibit Description
            3.1      Articles of Incorporation of the Registrant, as amended, included as Exhibits 3.1 through 3.7 to the Registrant's Registration Statement on Form 10-SB, filed with the Commission on
                           December 29, 1999, which is incorporated herein by reference.

            3.2     Amendment to Articles of Incorporation of the Registrant changing its name from Ciro
                          International, Inc. to Advanced Bio/Chem, Inc., included as Exhibit 3.1 to the Registrant’s
                          Current Report on Form 8-K, filed with the Commission on December 10, 2004.

            3.3     Amendment to Articles of Incorporation of the Registrant changing its name from Advanced
                          Bio/Chem, Inc. to Industrial Enterprises of America, Inc., included as Exhibit 3.1 to the
                          Registrant’s Current Report on Form 8-K, filed with the Commission on December 14, 2004, which is incorporated herein by reference.

            3.4     Amended and Restated Bylaws of the Registrant, included as Exhibit 3.2 to the Registrant's
                          Current Report on Form 8-K, filed with the Commission on December 14, 2004 which is incorporated herein by reference.

            4.1     Form of Specimen Stock Certificate for the common stock, included as Exhibit 4.1 to the
                          Registrant’s Form 10-QSB for the quarter ended June 30, 2003, filed with the Commission on December 30, 2004, which is incorporated herein by reference.

            10.1     Agreement and Plan of Merger, dated April 21, 2003 by and among Ciro International, Inc.,
                          Ciro Acquisition Corp. (inappropriately identified as Advanced Bio/Chem Acquisition Corp.), and Advanced Bio/Chem, Inc., included as Exhibit 2.1 to the Registrant’s Current Report on
                          Form 8-K, filed with the Commission on December 10, 2004, which is incorporated herein by reference.

            10.2     Employment Agreement by and between Advanced Bio/Chem, Inc. and Steven B. Rash, dated as of September 5, 2003.

            31.1     Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

            31.2     Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

            32.1     Section 1350 Certification of the Chief Executive Officer.

            32.2     Section 1350 Certification of the Chief Financial Officer.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

Aggregate fees for professional services rendered for the Company by Fitts, Roberts & Co., P.C. and Lazar Levine & Felix LLP for the years ended December 31, 2002 and December 31, 2003 are set forth below. The aggregate fees included in the Audit category are fees billed for the fiscal years for the audit of the Company’s annual financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees that would have been billed during the year, had they been incurred.

	2003	2002
Audit Fees	$ 117,000	79,122
Audit-Related Fees	$ 0	0
Tax Fees	$ 0	0
All Other Fees	$ 0	0
	----------------	-----------
Total	$ 117,000	79,122

The above include audit fees of (i) Fitts, Roberts & Co., P.C. of $92,000 for the year ended December 31, 2003 and $54,122 for the year ended December 31, 2002 and (ii) Lazar Levine & Felix LLP of approximately$25,000 for the year ended December 31, 2003 and approximately $25,000 for the year ended December 31, 2002.

Audit Fees for the years ended December 31, 2002 and December 31, 2003 were for professional services rendered for the audits of the financial statements of the Company, consents, and other assistance required to complete the year-end audit of the financial statements.

The Company incurred no Audit-Related Fees for the year ended December 31, 2002 or the year ended December 31, 2003.

There were no Tax Fees or fees that were classified as All Other Fees as of the year ended December 31, 2002 or the year ended December 31, 2003.

As the Company does not have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures; however, the directors approved all of the audit-related, tax and all other fees.

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Industrial Enterprises of America, Inc.
(Registrant)

Date: December 30, 2004
By: /s/ John D. Mazzuto
John D. Mazzuto, Chief Financial
Officer, Vice Chairman of the Board, Assistant Secretary and a Director

By: /s/ Crawford Shaw
Crawford Shaw, Chief Executive Officer
Chairman of the Board, President and a
Director

By:/s/ Dennis O’Neill
Dennis O’Neill, Controller

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

By:/s/ John D. Mazzuto
John D. Mazzuto, Chief Financial
   Officer, Vice Chairman of the Board, Assistant
Secretary and a Director

Date: December 30,  2004

ADVANCED BIO/CHEM, INC.
d/b/a ProteEx

FINANCIAL STATEMENTS

December 31, 2003 and 2002

TABLE OF CONTENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRMF-3

BALANCE SHEETSF-4

STATEMENTS OF OPERATIONSF-6

STATEMENT OF STOCKHOLDERS’ DEFICITF-7

STATEMENTS OF CASH FLOWSF-8

NOTES TO THE FINANCIAL STATEMENTSF-10

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Advanced Bio/Chem, Inc.
The Woodlands, Texas

We have audited the accompanying balance sheets of Advanced Bio/Chem, Inc.(d/b/a ProteEx) as of December 31, 2003 and 2002, and the related statements of operations, stockholders’deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Bio/Chem, Inc. (d/b/a ProteEx) as of December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Fitts, Roberts & Co., P.C.

Houston, Texas
July 26, 2004, except for Notes 1,3,8,11,12,13 and 16 as to
which the date is November 12, 2004

ADVANCED BIO/CHEM, INC. d/b/a ProteEx
BALANCE SHEETS

ASSETS
	December 31, 2003	December 31, 2002
CURRENT ASSETS
Cash	$ -	$ 19,175
Accounts receivable - trade, net	-	10,600
Accounts receivable - officers and employees	-	903
Prepaid expenses	3,971	3,542
Total current assets	3,971	34,220

PROPERTY AND EQUIPMENT, net of accumulated depreciation of $230,521 in 2003 and $140,466 in 2002	166,766	256,821

OTHER ASSETS
Deposits	2,968	2,968
Patents, net of $4,881 amortization and of $1,663 in 2003 and 2002, respectively	17,649	20,868
Total other assets	20,617	23,836

TOTAL ASSETS	$ 191,354	$ 314,877

See notes to the financial statements ADVANCED BIO/CHEM, INC. d/b/a ProteEx

ADVANCED BIO/CHEM, INC. d/b/a ProteEx
BALANCE SHEETS
LIABILITIES AND STOCKHOLDERS’ DEFICIT

	December 31, 2003	December 31, 2002
CURRENT LIABILITIES Cash overdraft	$ 7,498	$ -
Accounts payable - trade	266,271	174,666
Due to Bronco Technology - a related party	78,703	80,459
Credit card debt - related parties	114,530	118,742
Litigation settlement	20,000	40,000
Capital leases payable	147,639	173,639
Contractor payable	4,823	4,823
Accrued salary and severance payable	388,834	17,208
Lease payable	94,540	114,017
Property taxes payable	21,956	16,099
Bank line of credit	150,000	149,989
Accrued interest on notes payable	266,631	158,466
Accrued interest on notes to related parties	58,753	33,855
Current maturities of long-term debt	231,432	117,881
Deferred revenue	129,577	14,828
Total current liabilities	1,981,187	1,214,672

LONG-TERM DEBT
Notes payable to stockholders and related parties	324,761	305,413
Notes payable, net of current maturities	705,197	786,843
Total long-term debt	1,029,958	1,092,256

TOTAL LIABILITIES	3,011,145	2,306,928
COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Common stock, $0.001 par value, 50,000,000 shares authorized, 11,111,338 shares issued and outstanding at December 31, 2003 and 3,760,034 shares issued and outstanding at December 31, 2002	11,111	3,760
Additional paid-in capital	1,409,072	167,946
Due from officers for stock	-	(74,206)
Subscribed stock	150,000	-
Retained deficit	(4,389,974)	(2,089,551)
TOTAL STOCKHOLDERS’ DEFICIT	(2,819,791)	(1,992,051)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 191,354	$ 314,877
See notes to the financial statements

F-5

ADVANCED BIO/CHEM, INC. d/b/a ProteEx
STATEMENTS OF OPERATIONS
For the years ended December 31,

	2003	2002

Revenues	$ 278,114	$ 197,176

Expenses
Selling, general and administrative expenses	136,892	171,279
Rent expense	5,684	52,587
Lab expenses	22,882	52,759
Salaries and contract labor	1,167,917	424,680
Depreciation and amortization	93,273	93,188
Legal and professional fees	197,641	85,488
Loss on disposal of equipment	-	110,261
Compensation expense related to the fair value
of stock granted to employees	734,206	-

Total expenses	2,358,495	990,242

Loss from operations	(2,080,381)	(793,066)

Interest expense	220,042	197,232

Loss before income tax	(2,300,423)	(990,298)

Income tax	-	-

Net loss	$ (2,300,423)	$ (990,298)

Net loss per share - basic and diluted	$ (0.28)	$ (0.26)

Weighted average number of common shares outstanding	8,305,725	3,760,034

See notes to the financial statements

ADVANCED BIO/CHEM, INC. d/b/a ProteEx
STATEMENT OF STOCKHOLDERS’ DEFICIT
For the years ended December 31, 2003 and 2002

		Stockholders’ Deficit
	Common Shares (1)	Common Stock (1)	Additional Paid-In Capital	Due from Officers	Subscribed Stock	Retained Deficit	Total

Balance at December 31, 2001	3,760,034	$ 3,760	$ 166,946	$ (74,206)	$ -	$ (1,099,253)	$ (1,002,753)
Capital contributions			1,000				1,000
Net loss						(990,298)	(990,298)

Balance at December 31, 2002	3,760,034	3,760	167,946	(74,206)	-	(2,089,551)	(1,992,051)

Ciro reverse merger	3,619,554	3,620	(3,620)
GESJ merger	1,903,000	1,903	(1,903)
Stock issued for cash	450,000	450	124,550				125,000
Stock issued through private placement	521,904	522	437,478				438,000
Debt converted to stock	31,846	31	25,446				25,477
Stock granted to employees	825,000	825	659,175	74,206			734,206
Stock subscriptions					150,000		150,000
Net loss						(2,300,423)	(2,300,423)

Balance at December 31, 2003	11,111,338	$ 11,111	$ 1,409,072	$ -	$ 150,000	$ (4,389,974)	$ (2,819,791)

(1) Includes effect of a 3.22 shares to 1 reverse stock split

See notes to the financial statements F-7

ADVANCED BIO/CHEM, INC. d/b/a ProteEx
STATEMENTS OF CASH FLOWS
For the years ended December 31,

	2003	2002
OPERATING ACTIVITIES
Net loss	$ (2,300,423)	$ (990,298)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	93,273	93,188
Stock-based compensation	734,206	-
Changes in operating assets and liabilities:	-	-
Accounts receivable	10,600	17,710
Other current assets	474	(3,005)
Accounts payable	91,605	57,525
Accrued liabilities and deferred revenues	596,142	222,670

Net cash used in operating activities	(774,123)	(602,210)

INVESTING ACTIVITIES
Purchase of capital assets	-	(23,538)
Patent costs	-	(18,673)

Net cash used in investing activities	-	(42,211)

FINANCING ACTIVITIES
Proceeds from issuance of debt	58,343	345,020
Principal payments on notes payable	(17,936)	-
Net borrowings under line of credit	11	4,883
Borrowings on related party loans	-	282,609
Payments on related party loans	(1,756)	(31,967)
(Decrease) increase in credit card debt	(4,212)	70,472
Proceeds from sales of stock	713,000	1,000
Payments on capital leases	-	(8,421)
Bank overdraft	7,498	-

Net cash provided by financing activities	754,948	663,596

NET (DECREASE) INCREASE IN CASH	(19,175)	19,175

CASH, beginning of year	19,175	-

CASH, end of year	$ -	$ 19,175

See notes to the financial statements

ADVANCED BIO/CHEM, INC. d/b/a ProteEx STATEMENTS OF CASH FLOWS - continued For the years ended December 31,
	2003	2002
SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS: Interest paid	$ 87,718	$ 75,852
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES: Equipment acquired and returned	$ -	$ 224,520
Accrued interest capitalized	32,602	-
Stock issued for services	734,206	-
Debt converted to stock	25,477	-

See notes to the financial statements
c

ADVANCED BIO/CHEM, INC. d/b/a ProteEx
NOTES TO THE FINANCIAL STATEMENTS

Note 1.    Company Background and Summary of Significant Accounting Policies

Nature and Background of the Organization

Advanced Bio/Chem, Inc. (d/b/a ProteEx), a Nevada corporation (the “Company”) is a biotechnology company utilizing protein identification for cancer discovery and applying proteomics to the medical diagnostic market principally hospitals and other medical facilities. The Company’s products are in the form of diagnostic tests. Principal national markets include diagnostics and drug discovery and development in the United States and Canada.

On May 5, 2003, the Company and GESJ, Inc., (“GESJ”), a Texas corporation, owned by four officers of the Company, entered into an agreement and plan of merger in which GESJ merged into the Company in a tax-free exchange of shares. The purpose of the merger was to acquire the management team of GESJ.

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

In May 2004, the Company sold all of its fixed assets and intellectual property to Power 3 Medical Products, Inc. (“Power 3”) in exchange for 15,000,000 shares of Power 3 and the assumption of certain liabilities of the Company, as further discussed in Note 16.

The Company amended its Articles of Incorporation effective December 9, 2004 to change its name from “Advanced Bio/Chem, Inc.’ to “Industrial Enterprises of America, Inc.”

Public Reporting Status

Advanced Bio/Chem, Inc. had been a privately held company from its inception in 2000 until the Company’s reverse merger with Ciro International, Inc., a public shell, in June 2003. Subsequent to the reverse merger, effective October 14, 2003, the Company elected to file as a non-reporting entity in accordance with Rule 12g-4 of the Securities Exchange Act of 1934. The Company has currently elected to reinstate as a filing entity. As a result of its non-reporting status at December 31, 2003, the Company did not originally prepare its financial statements in

See notes to the financial statements

ADVANCED BIO/CHEM, INC. d/b/a ProteEx
NOTES TO THE FINANCIAL STATEMENTS (continued)

Note 1.    Company Background and Summary of Significant Accounting Policies (Continued)

contemplation of the Securities and Exchange Commission (“SEC”) rules and regulations for the format and disclosure requirements for periodic reports filed with the SEC. Subsequently, in contemplation of including its financial statements and disclosures in its 2003 Form 10-KSB, management has included loss per share information and added or modified notes 1, 3, 8, 11, 12, 13 and 16 to the financial statements

Basis of Accounting

The financial statements of the Company have been prepared on the accrual basis of accounting and, accordingly, reflect all significant receivables, payables and other liabilities.

Use of Estimates in Preparing Financial Statements

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates relate to the percentage of work completed in determining deferred revenue, evaluating the outcome of uncertainties involving claims against or on behalf of the Company, useful lives for depreciation and amortization, cash flow projections and fair values used in the determination of asset impairment. Actual results could differ materially from these estimates.

Revenue Recognition

The Company recognizes revenue principally from contract services performed in the area of protein identification as the services are completed. Payments by customers for services not yet performed are classified as deferred revenue.

Fair Values of Financial Instruments

The Company’s financial instruments consist of cash, accounts receivable, accounts payable and notes payable. The carrying amounts reported in the balance sheets for cash, accounts receivable and accounts payable approximate fair values due to the short maturity of those instruments. The carrying amount of debt reported in the balance sheets approximates fair value because, in general, the interest on the underlying instruments approximates market rates.

ADVANCED BIO/CHEM, INC. d/b/a ProteEx
NOTES TO THE FINANCIAL STATEMENTS

Note 1.    Company Background and Summary of Significant Accounting Policies (Continued)

Property and Equipment

Property and equipment are recorded at cost. Depreciation is provided using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance, which are not considered betterments and do not extend the useful life of property, are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in income.

Patents

Patents are recorded at cost which includes legal fees and filing fees and amortized over ten years on a straight-line basis. Patents are periodically reviewed to assess recoverability from future operations using undiscounted cash flows. To the extent carrying values exceed fair values, an impairment loss is recognized in operating results. Amortization expense on the patents is provided using the straight-line method over the lives of the patents.

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

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

Effective September 6, 2000, the Company elected by unanimous consent of its stockholders to be taxed under the provisions of Subchapter S of the Internal Revenue Code. Under those provisions, the Company did not pay federal income taxes on its taxable income after the effective date of the election. Instead, the stockholders were liable for individual federal income tax on their respective shares of the Company’s taxable income. Accordingly, no provision or liability for income taxes was made for the fiscal year ending December 31, 2002. The election to be treated as an S-corporation was revoked effective January 1, 2003.

ADVANCED BIO/CHEM, INC. d/b/a ProteEx
NOTES TO THE FINANCIAL STATEMENTS

Note 1.    Company Background and Summary of Significant Accounting Policies (Continued)

Employee Leasing Arrangement

The Company signed a Professional Services Agreement with Gevity HR. Under the terms of the contract, existing active employees and employees subsequently hired by the Company are co-employed by both the Company and Gevity HR. Gevity HR employs the employee and assumes responsibility for the employee under Gevity HR’s employer identification number and then: (a) processes payroll, pays wages and makes deductions that are legally required or duly authorized; (b) collects, reports and pays applicable payroll taxes and keeps payroll and tax records as required by federal, state and local payroll tax laws and regulations; (c) secures workers’ compensation insurance and timely pays the premiums therefore; (d) complies with state and federal unemployment payroll laws by maintaining accounts, pays unemployment insurance taxes, files reports and administers and manages claims; and (e) administers benefits as designated by the Company.

Accounting for Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for stock issued to its employees and consultants.

Loss per share

Basic earnings per share (EPS) excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock.

Reclassifications

Certain amounts from 2002 have been reclassified to conform to current year presentation.

Note 2.    Financial Results, Liquidity and Basis of Presentation

The Company has sustained net losses from its inception in 2000 through December 31, 2003. At December 31, 2003, the Company had a retained deficit in stockholders’ equity in excess of $4.3 million and current liabilities exceeded current assets by approximately $2.0 million.

On May 18, 2004, all fixed assets and intellectual property of the Company were acquired by Power 3 Medical Products, Inc. in exchange for 15,000,000 restricted shares of that company’s common stock, as further discussed in Note 16. The notes payable to various individuals as described in Note 8, and certain other liabilities remain the obligations of the Company.

In order to continue the Company will be required to obtain additional funding from outside sources, or sell additional assets to meet its debt service obligations. Management is in the process of seeking additional financing. Without continued forbearance of the Company’s creditors, additional financing, or the sale of assets the Company would be unable to continue as a going concern. There can be no assurance that the Company can obtain sufficient additional financing or raise adequate funds through the sale of its assets to service its debt obligations. The Company’s financial statements are presented on the basis of a going concern and do not include any adjustments that might result from this uncertainty.

Note 3.    Loss per share

The following potential shares of common stock and their effects on income were excluded from the diluted EPS calculations because the effect would be anti-dilutive:

Notes payable to various individuals due November 2003 to May 2006, annual interest rates from 12% to 15%, unsecured, convertible to common stock at $0.80 per share were excluded from the 2003 and 2002 calculations.

600,000 warrants for shares of common stock.

There were no warrants or options to issue additional shares as of December 31, 2002. On December 31, 2003, the Company executed warrants for 600,000 shares of common stock at an exercise price of $0.50 per share for a period of five years. The warrants called for an adjustment of the exercise price and the number of shares in the case certain future dilutive events occurred. The warrants were issued as part of a proposed sale of common stock which was settled in January 2004 as discussed in Note 12.

Note 3.    Loss per share (Continued)

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
Twelve Months Ended
Effect of reverse stock split at 6-10-03:	December 31, 2003	December 31, 2002
Net Loss	$ (2,300,423)	$ (990,298)
Weighted average number of common shares outstanding	8,305,725	3,760,034

Net (loss) per share	$(0.28)	$ (0.26)

Note 4.    Patents

No patents have been issued as of December 31, 2003. However, patents pending include:

Provisional Patent 1:    Breast Cancer, Nipple Aspirate (NPA) - filed November 20, 2001 Diagnostic test for breast cancer and any other cancer information on the use of 2D gel to distinguish protein pattern differences in NPA fluid between cancers versus non-cancer.

Provisional Patent 2:    Filed April 24, 2002. Proteonomic Methods for diagnosis and monitoring of breast cancer, information given to substantiate further discoveries, including patient and normal comparisons of 2D gel patterns of proteins in NPA fluid.

Provisional Patent 3:    Renal disease filed October 29, 2002. A large group of S-Nitrosylated proteins as disease markers and drug targets for hypertension, renal disease, cancer and other diseases, information on novel proteins discovered in renal disease.

Provisional Patent 4:    CML Drug resistance filed March 7, 2003. Proteomic test and biomarkers for diagnosis, prognosis, monitoring, and treatment decisions for drug resistance and sensitivity, a mechanism of drug resistance and sensitivity to discern key drug targets, and a key drug target for drug resistance for chronic myelogenous leukemia, other leukemias and pre-leukemias, brease cancer and pre-cancerous conditions and any other cancer and pre-cancerous conditions.

Patent:    Breast Cancer, NAF filed November 20, 2002. Proteonomic methods for diagnosis and monitoring of breast cancer, information of combination of 1 and 2 with further information and claims involving known markers of breast cancer and disposition in NPA fluid, including individual with normal mammogram and family history of breast cancer.

Note 4.    Patents (continued)

Patent:    Breast Cancer, NAF filed November 20, 2002. Continuation in part proteomic methods for diagnosis and monitoring of breast cancer.

Patent costs and accumulated amortization as of December 31 were:

	2003	2002
Costs incurred for patents	$ 22,530	$ 22,531
Accumulated amortization	4,881	1,663
Patents, net	$ 17,649	$ 20,868

Amortization expense was $3,218 and $1,631 in 2003 and 2002, respectively.

Note 5.    Property and Equipment

A summary of property and equipment follows:

	Estimated Useful Life	December 31, 2003	December 31, 2002
Laboratory equipment	3-5 years	$ 381,743	$ 381,743
Data processing equipment	5 years	15,544	15,544
		397,287	397,287
Less accumulated depreciation		230,521	140,466

		$ 166,766	$ 256,821

Note 6.    Credit Card Debt

The Company has informally assumed the obligation to repay funds provided to the Company by related parties through borrowing on personal credit cards. The balances totaled $114,530 and $118,742 at December 31, 2003 and 2002, respectively.

Credit card debt as set forth above is not guaranteed by the Company, nor are the credit cards in the Company’s name. The Company has assumed the debt from the originators of the credit cards, Helen R. Park and Ira L. Goldknopf, who are significant shareholders, since the debt was for the express purpose of purchases on behalf of and for the benefit of the Company. In addition, these purchases were authorized by the Company for lab supplies, travel and equipment.

The Company is paying the minimum required monthly payments as set forth by the creditor.

Note 7.    Leases

The Company leased office and laboratory space under an operating lease from Houston Advanced Research Center (“HARC”), a Texas non-profit corporation, in The Woodlands, Texas. Rent was $3,808 per month. The original term of the lease expired August 2002 and the Company rented on a month-to-month basis until June, 2004, when new lease space was obtained elsewhere in The Woodlands, Texas. Rent expense for 2003 and 2002 was $45,705 and $52,587, respectively, primarily for the HARC lease. Other short-term equipment operating lease expenses were incurred.

The Company leases laboratory equipment under a three-year lease expiring August 30, 2004. The lease has been recorded as a capital lease. The cost of $86,000, the fair value at the inception of the lease, had been included on the balance sheet under the caption “Property and equipment,” at December 31, 2003 and 2002, less accumulated depreciation of $64,501 at December 31, 2003, and $35,834 at December 31, 2002. The Company is in default on this lease and, consequently, the entire balance of the lease payments is included in current liabilities.

Note 8.    Notes Payble

During the year ended December 31, 2002, management determined that several notes payable made in prior years were usurious under Texas laws. As a result, all usurious notes were renegotiated to reflect new rates and maturity dates. Unpaid accrued interest at December 31, 2003, and 2002, reflects the renegotiated note rates and maturity dates.

A summary of notes payable follows:

	December 31, 2003	December 31, 2002
Note payable for insurance, unsecured	$ 2,906	$ 2,493
Notes payable to various individuals due November 2003 to May 2006, annual interest rates from 12% to 15%, unsecured, convertible to common stock at $0.80 per share	933,723	902,231
Subtotal	936,629	904,724
Less current portion	231,432	117,881
	$ 705,197	$ 786,843

Note 8.    Notes Payable (continued)

The Company has a line of credit with a bank as follows for December 31, 2003 and 2002:

2003	2002
Bank revolving credit agreement, annual interest rate at bank prime plus 2.25 percentage points (6.5% at December 31, 2003 and 2002), $150,000 maximum amount, renewed through February 22, 2005, repayment over thirty-six months, guaranteed by two shareholders, secured by assets of the Company
$ 150,000	$ 149,989

A summary of long-term debt principal maturities follows:

For the Years Ending December 31,	Amount
2004	$ 231,432
2005	63,354
2006	640,843
Beyond	1,000

Total	$ 936,629

The Company’s bank revolving line of credit agreement contains a covenant requiring the bank’s approval for, among other things, mergers and sales of substantial assets. The Company has not obtained required waivers from the bank and is in default on its loan. Certain debts to individuals have matured and are past due. The Company has not obtained waivers for these defaults.

Note 9.    Income Tax matters and change in tax status

For the years ended December 31, 2002, 2001 and 2000, the Company, with the consent of its stockholders, elected to be taxed under sections of federal income tax law, which provide that, in lieu of corporation income taxes, the stockholders separately account for their pro rata shares of the Company’s income, deductions, losses and credits. The Company’s stockholders terminated this election effective with the year beginning on January 1, 2003.

Note 9.    Income Tax matters and change in tax status (continued)

Deferred tax assets consist of the following components as of December 31, 2003:

Deferred tax assets:
Loss carryforward (state and federal)	$ 610,176
Accrual to cash adjustments	488,737
Property and equipment	3,179
Less valuation allowance	(1,102,092)
                                              $              -

During the year ended December 31, 2003, the Company recorded a valuation allowance of $(1,102,092) on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during 2003.

Loss carryforwards for tax purposes as of December 31, 2003 have the following expiration dates.

        Amount
Expiration Date        State        Federal

2005                    $    16,072         $     -
2006                        917,943      -
2007                        642,361      -
2008                       1,400,620       -
2023                         1,400,620

The alternative minimum tax (AMT) credit carryforward may be carried forward indefinitely to reduce future regular federal income taxes payable.

There were no provisions for incomes taxes charged to the losses from operations for the years ended December 31, 2003 and 2002.

Note 9.    Income Tax matters and change in tax status (continued)

The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax loss from operations for the years ended December 31, 2003 and 2002 due to the following:

2003   2002

Computed “expected” tax benefit            $782,144         $336,701
(Increase) decrease in income tax resulting from:
State tax net of Federal benefit              103,519       -
Election to tax income to stockholders       150,163    (336,701)
State NOL Carryover for prior years           70,937             -
Other                              (4,671)       -
Valuation allowance                     (1,102,092)         -

                                 $       -    $         -

The Texas franchise tax includes a component that is a tax on income. The Company was subject to this tax even during the period of time its stockholders elected to be taxed on their pro rata share of the Company’s income, deductions, losses and credits. Consequently, a component of the Company’s loss carryforward relate to the Texas franchise tax as shown above.

Note 10.    Related Party Transactions

The Company has notes payable to the following related parties:

	2003	2002
Shareholders, unsecured, 12% interest, due May 1, 2005	$ 287,761	$ 268,413
Notes Payable to Bronco Technology, unsecured, 12% interest, due May 27, 2027	37,000	37,000

	$ 324,761	$ 305,413

In addition, the Company incurred payables to a shareholder’s 100% owned corporation, Bronco Technology, Inc.(“Bronco”), resulting from payments made by Bronco on behalf of the Company for various expenses. At December 31, 2003 and 2002, the Company owed Bronco $78,703 and $80,459, respectively.

Note 11.    Mergers, Acquisitions and Asset Sales

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

On June 12, 2003, Advanced Bio/Chem, Inc., a Texas corporation, merged with a wholly owned subsidiary of Ciro International, Inc. (“Ciro”),a Nevada corporation, resulting in the Texas corporation being the surviving entity. The common stock of the Texas corporation was then exchanged for one share of common stock in Ciro and Ciro changed it name from Ciro International, Inc. to Advanced Bio/Chem, Inc. This transaction was accounted for as a reverse acquisition with Ciro, a public shell company. For accounting purposes, the combination was treated as an issuance of shares for cash by the Company and has not been considered a business combination

The Company has attempted to include an audited footnote in its 2003 10-KSB reporting the results of the legal acquirer (Ciro) from January 1, 2003 to the date of the merger, June 12, 2003. However the Company has not been able to obtain an audited statement of operations for CIRO for this period without undue hardship. Furthermore, management believes this information is not material to its financial statements.

In May 2004, the Company sold all of its fixed assets and intellectual property to Power 3 Medical Products, Inc. (“Power 3”) in exchange for 15,000,000 shares of Power 3 and the assumption of certain liabilities of the Company.

Note 12.    Private Placement Offerings and Securities Sales

On March 17, 2003, the Company offered a private placement of a minimum of 500,000 shares up to a maximum of 1,000,000 of voting common stock for an offering price of $0.80 per share. 521,904 shares were issued under the private placement offering.

On December 31, 2003, the Company entered into an agreement whereby 1,000,000 shares of common stock would be sold to two investors along with warrants for an additional 600,000 shares as discussed in Note 3. These shares were subsequently issued January 6, 2004 when payment of $100,000 was received by the Company.

Note 13.    Stock Based Compensation

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

For the Years Ended December 31

	2003	2002
Net (loss), as reported	$(2,300,423)	$(990,298)
Less compensation cost determined under the fair value method	-	-
Pro forma net (loss)	$(2,300,423)	$(990,298)

Basic and dilutive (loss) per share:
As reported	$ (0.28)	$ (0.26)
Pro forma	$ (0.28)	$ (0.26)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and options may be granted in future years.

Steven Rash, former CEO, was issued on September 30, 2003, 825,000 shares of common stock at $0.80 per share for a current period expense of $660,000. In addition pursuant to Mr. Rash’s September 5, 2003 employment contract, an option agreement for an additional 200,000 shares at the exercise price of $0.80 was promised, but as yet not executed. No charge to operations has been made for the unexecuted option. These options are not anticipated to be executed since the officer is no longer employed by the Company.

Note 14.    Major Customers

Revenues from major customers, which exceeded ten percent of total revenues, are as follows:

	For the Years Ended
Customer	December 31, 2003	December 31, 2002

Viventia Biotech	$ 177,454	$ 144,083
Memorial Health - Savannah	44,133	-
University of Texas MD Anderson Cancer Center	-	23,500

Note 15.     Segment Disclosures and Related Information

The Company consists of a single segment. All revenues have been derived from the sale of a single service. Foreign revenues are not material.

Note 16.    Subsequent Events

On May 18, 2004, all fixed assets and intellectual property of the Company were acquired by Power 3 Medical Products, Inc. (“Power 3”), a Nevada corporation, for 15,000,000 restricted shares of Power 3 common stock, plus employment of certain employees of the Company, and assumption of certain liabilities of the Company. Furthermore, Power 3 designated 3,000,000 shares of its Series B Convertible Preferred Stock that, voting as a class, represents a majority of the voting interest of the corporation. 1,500,000 Series B Convertible Preferred Stock were issued each to Steven B. Rash, Chairman and CEO, and Ira L. Goldknopf, Ph.D., Chief Science Officer. In the event either holder of shares of Series B Convertible Preferred Stock ceases to be an officer, director or employee of the corporation, their preferred shares automatically convert to common shares at a ratio of one common share for each preferred share. In addition, 13,250,000 shares of common stock were issued to both Steven B. Rash and Ira L. Goldknopf, Ph.D. in consideration of their executing an employment agreement with Power 3.

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

In September 2004, the Company sold 1,000,000 shares of common stock to a private investor at $0.05 per share.

In October 2004, the Company purchased all the issued and outstanding capital stock (the “EMC Shares”) of EMC Packaging, Inc., a Delaware corporation (“EMC”), from the holders of all the issued and outstanding capital stock of EMC. On the effective date of the purchase of the EMC Shares, EMC became the Company’s wholly owned subsidiary.

As described in Note 8, the Company is not in compliance with certain bank loan covenants and is not current on notes due to individuals.

The Company amended its Articles of Incorporation effective December 9, 2004 to change its name from “Advanced Bio/Chem, Inc.” to “Industrial Enterprises of America, Inc.”

Note 17.    Commitments and Contingencies

An equipment vendor filed a complaint against the Company in April of 2002 in a California court alleging breach of contract and seeking damages. The Company reached a settlement agreement in April of 2003 under which the Company will pay the vendor $40,000 in installments through August 2003. The Company recorded the settlement cost of $40,000 in 2002 general and administrative expenses. At December 31, 2003, the Company had a balance remaining of $20,000, which is past due.

Note 18.    Recent Pronouncements

Effective January 1, 2002, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 142 "Goodwill and Other Intangible Assets." Under SFAS 142, goodwill and indefinite-lived intangible assets are no longer amortized, but are reviewed for impairment annually, or more frequently if circumstances indicate potential impairment. Separable intangible assets that are not deemed to have an indefinite life will continue to be amortized over their useful lives. For goodwill and indefinite-lived intangible assets acquired prior to July 1, 2001, goodwill continued to be amortized through 2001, at which time, amortization ceased and a transitional goodwill impairment test was performed. Any impairment charges resulting from the initial application of the new rules were classified as a cumulative change in accounting principle. The initial transition evaluation was completed by June 30, 2002, which is within the six-month transition period allowed by the new standard. SFAS 142 has no impact on our financial statements.

In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 requires that gains or losses recorded from the extinguishment of debt that do not meet the criteria of Accounting Principles Board ("APB") Opinion No. 30 should not be presented as extraordinary items. This statement is effective for fiscal years beginning after May 15, 2002 as it relates to the reissued FASB Statement No. 4, with earlier application permitted. Any gain or loss on extinguishment of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB No. 30 for classification as an extraordinary item should be reclassified. SFAS 145 has no impact on our financial statements.

In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 nullifies Emerging Issues Task Force (EITF) Issue No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity," under which a liability for an exit cost was recognized at the date of an entity's commitment to an exit plan. SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized at fair value when the liability is incurred. The provisions of this statement are effective for exit or disposal activities that are initiated after December 31, 2002. SFAS 146 has no impact on our financial statements.

Note 18.    Recent Pronouncements (continued)

In November 2002, the FASB issued FASB Interpretation ("FIN") 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," which elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. It also clarifies that a guarantor is required to recognize, at the inception of the guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee. The initial recognition and initial measurement provisions of this Interpretation are applied prospectively to guarantees issued or modified after December 31, 2002. The adoption of these recognition provisions will result in recording liabilities associated with certain guarantees provided by us. The disclosure requirements of this Interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. FIN 45 has no impact on our financial statements

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation -- Transition and Disclosure -- An Amendment of FASB Statement No. 123," was issued by the FASB and amends FASB Statement No. 123, "Accounting for Stock-Based Compensation." This Statement provides alternative methods of transition for an entity that voluntarily changes to the fair value based method of accounting for stock-based employee compensation and amends the disclosure provisions of SFAS No. 123 to require prominent disclosure about the effects on reported net income of an entity's accounting policy decisions with respect to stock-based employee compensation. Additionally, this Statement amends APB Opinion No. 28, "Interim Financial Reporting," to require disclosure about those effects in interim financial information. The transition method provisions of this Statement are effective for fiscal years ending after December 15, 2002. The interim financial reporting requirements of this Statement are effective for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. We will continue to account for this compensation in accordance with APB No. 25. We adopted the interim reporting requirements in the first fiscal period of the year ending 2003.

In January 2003, the FASB issued FIN 46 "Consolidation of Variable Interest Entities," which clarifies the application of Accounting Research Bulletin ("ARB") 51, Consolidated Financial Statements, to certain entities (called variable interest entities) in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. The disclosure requirements of this Interpretation are effective for all financial statements issued after January 31, 2003. The consolidation requirements apply to all variable interest entities created after January 31, 2003. In addition, public companies must apply the consolidation requirements to variable interest entities that existed prior to February 1, 2003 and remain in existence as of the beginning of annual or interim periods beginning after June 15, 2003. FIN 46 has no impact on our financial statements.

Note 18.    Recent Pronouncements (continued)

In May 2003, SFAS No. 150 “Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity,” was issued to establish new standards for how an entity classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an entity classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. This statement was effective when issued for financial instruments entered into or modified after May 31, 2003, and otherwise is effective for calendar year public companies for the third quarter of 2003. SFAS 150 did not have an impact on the financial statements in 2003.