Form 10-Q
period 2004-03-31
ADVANCED BIO/CHEM INC
filed 2005-01-03
CIK 1059677

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2004

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

Item 2. Management’s Discussion and Analysis or Plan of Operations.

Note Regarding Ciro and ABC Texas

The Company’s discussion and analysis of its financial condition for the three months ended March 31, 2004 treats the assets of Ciro International Inc. (the Company’s predecessor (“Ciro”), as existing prior to the merger (the “Merger”) between Ciro Acquisition Corp., a Texas corporation and a wholly owned subsidiary of Ciro formed for purposes of the Merger (“Ciro Acquisition”), and ABC Texas, consummated pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) among Ciro, Ciro Acquisition (which was inappropriately identified in the Merger Agreement as Advanced Bio/Chem Acquisition Corp. and ABC Texas, on their own, as immaterial, as illustrated in the Company’s unaudited financial statements contained herein. Under the Merger Agreement, Ciro Acquisition merged with and into ABC Texas in a tax free exchange of shares at which time ABC Texas became a wholly owned subsidiary of Ciro. Prior June 12, 2003, the effective date of the Merger, Ciro was in essence a “shell” company since, as of December 31, 2002, all licenses issued by the Company expired. Following the effectiveness of the Merger, the Company became a holding company for ABC Texas and all of the Company’s assets consisted of the assets of ABC Texas. As a result, comparisons of the three months ended March 31, 2004 and 2003 are solely of ABC Texas.

Results of Operations

The Company had net revenues of $137,837 for the three ended March 31, 2004 which approximates net revenue of $136,554 in the same period in 2003.

Total operating expenses (including depreciation) for the three months ended March 31, 2004 were $167,727 compared to $284,740 for the same period in 2003. The major decrease being salaries and contract labor in the three of 2004 compared to 2003.

The net loss from operations for the three months ended March 31, 2004 was $(81,832) or $(0.01) per share (basic and diluted) compared to a net loss of $(195,811) or $(0.05) loss per share in the same periods in 2003 primarily for reason discussed above.

Liquidity and Capital Resources

The Company had a working capital deficit of $(1,745,622) as at March 31, 2004. This compares to a working capital deficit of $(1,977,216) at the fiscal year end, December 31, 2003.
The majority of the decrease in the deficit is attributed to decreased accrued salaries ($165,017) and deferred revenue ($129,577) offset by Increased accrued interest ($51,799) and accounts payable.

Net cash provided by operations for the three months ended March 31, 2004 was a negative $(269,535) compared to a negative cash flow in the same period in 2003 of $(13,885). The majority of this difference is attributed to increase in working capital changes offset by deceased loss.

The Company obtained funds to operate in the three months ended March 31,2004 from the issuance of common stock in the amount of $265,000.

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

PART II

Item 1. Legal Proceedings.

As of March 31, 2004, the Company was neither a party nor were any of its properties subject to any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth information relating to all sales of our common stock during the quarter ended March 31, 2004, which sales were not registered under the Securities Act.

During the quarter ended March 31, 2004, the Company sold an aggregate of 3,576,666 shares of its common stock in a private placement to accredited investors as well as for accrued interest and services rendered, at prices between $0.001 and $0.80 per share. Each of the purchasers in this private placement represented his or her intention to acquire the securities for investment only and not with a view toward distribution. None of the shares of the Company’s common stock were sold through an underwriter and there were no underwriting discounts or commissions involved. These sales and purchases in the private placement were exempt from registration under the Securities Act pursuant to Section 4(2) and the regulations promulgated thereunder, on the basis that the private placement did not involve a public offering.

Other than the securities mentioned above, the Company did not issue or sell any securities during the quarter ended March 31, 2004.

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

Date: December 31, 2004
By: /s/ John D. Mazzuto
John D. Mazzuto, Chief Financial
Officer, Vice Chairman of the Board, Assistant Secretary and a Director

Date: December 31, 2004
                By: /s/ Crawford Shaw
                Crawford Shaw, Chief Executive Officer,
                         Chairman of the Board, President and a Director

Date: December 31, 2004
                By: /s/ Dennis O’Neill
                Dennis O’Neill, Controller

Industrial Enterprises of America, Inc. (formerly Advanced Bio/Chem, Inc.) Balance Sheet (unaudited)

March 31,
2004
Assets

Current assets
Cash and cash equivalents	$1,956
Accounts receivable - trade	5,130
Prepaid insurance	2,978
Total current assets	10,064

Fixed assets, net	144,258

Other assets
Patents, net	16,844
Deposits held	2,968
Total other assets	19,812
Total assets	$174,134

Liabilities and Stockholders’ (deficit)

Current liabilities
Accounts payable	$318,070
Accrued and other liabilities	1,131,414
Related party payable	77,943
Current maturities of long term debt	231,226
Total current liabilities	1,758,653

Long term liabilities
Notes payable, net of current maturities	591,843
Notes payable to related parties, net of current maturities	426,844
Total long term liabilities	1,018,687
Total liabilities	2,777,340

Stockholders’ (deficit)

Common stock, $0.001 par value, 50,000,000 shares
authorized, 14,688,004 shares issued and outstanding	14,688
Additional paid-in-capital	1,853,913
Accumulated (deficit)	(4,471,807)
(2,603,206)
$174,134

The accompanying notes are an integral part of these financial statements

Industrial Enterprises of America, Inc. (formerly Advanced Bio/Chem, Inc.) Statements of Operations (unaudited)

	Three months ended
	March 31,
	2004	2003

Revenue	$137,837	$136,554

Expenses:
Selling, general and administrative	39,090	23,783
Salaries and contract labor	56,511	231,207
Depreciation and amortization	23,312	23,318
Legal and professional fees	48,814	6,431
Total expenses	167,727	284,740

Net (loss) from operations	(29,890)	(148,186)

Interest expense	51,942	47,625

Provision for income taxes	-	-

Net (loss)	$(81,832)	$(195,811)

Weighted average number of
common shares outstanding - basic and
fully diluted	12,624,672	3,760,034

Net (loss) per share - basic and fully diluted	$(0.01)	$(0.05)

The accompanying notes are an integral part of these financial statements

Industrial Enterprises of America, Inc. (formerly Advanced Bio/Chem, Inc.) Statements of Cash Flows (unaudited)

	Three months ended
	March 31,
	2004	2003

Net cash (used) by operating activities	(269,535)	(13,885)

Cash flows from financing activities
Bank overdraft	7,498	-
Proceeds from bank line of credit	14,558	14,930
Payments on bank line of credit	(15,359)	(15,415)
Principal payments on notes payable	-	(1,469)
Proceeds to/from notes payable to related parties	(207)	100
Issuance of common stock	265,000	-
Net cash provided by financing activities	271,491	(1,854)

Net increase (decrease) in cash and equivalents	1,956	(15,739)
Cash and equivalents - beginning	-	19,175
Cash and equivalents - ending	$1,956	$3,436

Supplemental disclosures:
Interest paid	$28,434	$8,041
Income taxes paid	$-	$-

Supplemental schedule of non-cash investing and financing activities
Debt converted to common stock	$11,271	$-
Accrued interest converted to common stock	$20,146	$-
Stock issued for services (2,000,000 sh common at par value)	$2,000	$-

The accompanying notes are an integral part of these financial statements

Advanced Bio/Chem, Inc. Notes to Interim Financial Statements

Note 1 - Basis of presentation

The Company has suffered recurring losses from operations and its total liabilities exceed its total assets. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Note 2 - Earnings per share

Basic earnings per share (EPS) excludes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. There are warrants to issue an additional 600,000 shares as of March 31, 2004, and no warrants or options as of March 31, 2003. Due to net loss, the effect of the conversion of any potentially dilutive securities would be anti-dilutive.

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

                                                                                                                                                                                        Three Months Ended
Effect of reverse stock split at June 10, 2003:	March 31, 2004	March 31, 2003
Net Loss	$(81,832)	$(195,811)
Weighted average number of common shares outstanding	12,624,672	3,760,034
Net (loss) per share	(0.01)	(0.05)

The accompanying notes are an integral part of these financial statements

Advanced Bio/Chem, Inc. Notes to Interim Financial Statements

Note 3 - Stock based compensation

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

For the Three Months Ended
March 31
	2004	2003
Net (loss), as reported	$(81,832)	$(195,811)
Less compensation cost determined under the fair value method	-	-
Pro forma net (loss)	$(81,832)	$(195,811)

Basic and dilutive (loss) per share:
As reported	$ (0.01)	$ (0.05)
Pro forma	$ (0.01)	$ (0.05)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and options may be granted in future years.

Steven Rash, former CEO, was granted 825,000 shares of common stock at $0.80 per share for a charge of $660,000 against operations for the quarter ended September 30, 2003. In addition, pursuant to Mr. Rash’s September 5, 2003, employment contract, an option agreement for an additional 200,000 shares at the exercise price of $0.80 was promised, but as yet not executed. No charge to current operations has been made for the unexecuted option. These options are not anticipated to be executed.

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock- based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of March 31, 2004 are as follows:

Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.50	600,000	4.75	$0.50	600,000	$0.50

The accompanying notes are an integral part of these financial statements

Advanced Bio/Chem, Inc. Notes to Interim Financial Statements

Summary of Options Granted and Outstanding:

	For the three months ended March 31,
	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of period	-	$ -	-	$ -
Granted	600,000	$ 0.50	-	$ -
Cancelled	-	$ -	-	$ -
Outstanding at end of period	600,000	$ 0.50	-	$ -

The following table summarizes the pro forma operating results of the Company for March 31, 2004 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

Proforma net income (loss) available to common stockholders       $ (81,832)

Proforma basic and diluted loss per share             $ (0.01)

Note 4 - Property and equipment

A summary of property and equipment follows:
	Estimated Useful Life	March 31, 2004
Laboratory equipment	3-5 years	$ 381,743
Data processing equipment	5 years	15,544
		$ 397,287
Less accumulated depreciation		253,028
Net Property and Equipment		$ 144,259

Depreciation expense totaled $22,508 and $22,514 for the three months ended March 31, 2004 and 2003, respectively.

Note 5 - Line of credit with bank

The Company has a $150,000 renewable line of credit with a commercial bank. The line bears interest at the bank’s prime rate plus 1%. There was an outstanding balance as of March 31, 2004, of $149,938. The line is guaranteed by the personal guarantees of certain shareholders and contains certain financial covenants.

The accompanying notes are an integral part of these financial statements

Advanced Bio/Chem, Inc. Notes to Interim Financial Statements

The Company recorded interest expense totaling $51,942 and $47,625 for the three months ended March 31, 2004 and 2003, respectively.

Note 6 - Changes in common shares outstanding

Included in the table below are the changes in common shares since December 31, 2003. See Note 6 for discussion of mergers and acquisitions affecting common shares.

Note 7 - Mergers and acquisitions

On May 5, 2003, the Company and GESJ, Inc. (“GESJ”), a Texas corporation, owned by four officers of the Company, entered into an agreement and plan of merger in which GESJ merged into the Company in a tax-free exchange of shares. 1,903,000 shares of common stock of the Company were exchanged for all the issued and outstanding shares of GESJ. The Company continued as the surviving entity. The purpose of the merger was to acquire the management team of GESJ. GESJ had no assets or liabilities as of the merger date. The Company has not recorded the transaction as stock issued for compensation to the officers involved due to the cancellation of the shares.

On June 12, 2003, the Company’s directors approved a merger with Ciro International, Inc. (“Ciro”), a Nevada Corporation, whereby the Company would be the surviving entity in a reverse acquisition with Ciro, a public shell company. For accounting purposes, the combination was treated as an issuance of shares for cash by the Company and has not been considered a business combination.

Note 8 - Subsequent events

On May 18, 2004, all fixed assets and intellectual property were acquired by Power 3 Medical Products, Inc. (Power 3), a Nevada corporation, for 15,000,000 restricted shares of Power 3 common stock, plus employment of certain of the Company’s employees, and assumption of certain liabilities of the Company. The transaction was valued at $11,354,998.

On July 28, 2004, the sole director of the Company, Helen Park, resigned and Crawford Shaw was appointed as sole director, president and chief executive officer. In August 2004, John Mazzuto and Michael Collyer were added as directors.
Common
Shares
Outstanding common shares at December 31, 2003	11,111,338
Debt converted to stock	39,271
Stock issued for services	2,000,000
Common stock, par $0.001 issued for cash	1,537,395
Outstanding common shares at March 31, 2004	14,688,004

On August 25, 2004, the Company’s Board of Directors approved the adoption of the 2004 Stock Option Plan. 15,000,000 shares of common stock of the Company were reserved as incentives to certain employees, outside directors and consultants in the form of stock options of the Company.

On October 7, 2004, the Company’s Board of Directors approved a merger with EMC Packaging, Inc. whereby the Company would be the surviving entity in a reverse acquisition. In consideration for each EMC share, the EMC stockholders received an aggregate of 2,296,800 shares of the Company’s common stock valued at $808,474. For accounting purposes, the merger has not been considered a business combination.

The accompanying notes are an integral part of these financial statements