Form 10-Q
period 2004-06-30
ADVANCED BIO/CHEM INC
filed 2005-01-03
CIK 1059677

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2004

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
(Address of principal executive offices)     (      Zip Code)

(713) 622-2875                \
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

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

Table of Contents

Page
Recent Developments……………………………………………………….	1
Part I
Item 1. Financial Statements….……………………………………………..	3
Item 2. Management’s Discussion and Analysis Plan of Operations .............	4
Item 3. Controls and Procedures…...………………………………………..	6

Part II
Item 1. Legal Proceedings..…………………………..………………………	6
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds………
Item 3. Defaults Upon Senior Securities……………………………………..	7
Item 4. Submission of Matters to a Vote of Security Holders………………	7
Item 5. Other Information……………………………………………………	7
Item 6. Exhibits…………………………...………………………………….	7

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

Item 2. Management’s Discussion and Analysis or Plan of Operations.

Note Regarding Ciro and ABC Texas

The Company’s discussion and analysis of its financial condition for the six months ended June 30, 2003 treats the assets of Ciro International Inc. (the Company’s predecessor (“Ciro”), as existing prior to the merger (the “Merger”) between Ciro Acquisition Corp., a Texas corporation and a wholly owned subsidiary of Ciro formed for purposes of the Merger (“Ciro Acquisition”), and ABC Texas, consummated pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) among Ciro, Ciro Acquisition (which was inappropriately identified in the Merger Agreement as Advanced Bio/Chem Acquisition Corp. and ABC Texas, on their own, as immaterial, as illustrated in the Company’s unaudited financial statements contained herein. Under the Merger Agreement, Ciro Acquisition merged with and into ABC Texas in a tax free exchange of shares at which time ABC Texas became a wholly owned subsidiary of Ciro. Prior June 12, 2003, the effective date of the Merger, Ciro was in essence a “shell” company since, as of December 31, 2002, all licenses issued by the Company expired. Following the effectiveness of the Merger, the Company became a holding company for ABC Texas and all of the Company’s assets consisted of the assets of ABC Texas. As a result, comparisons of the six months ended June 30, 2003 and 2002 are solely of ABC Texas.

Cash	$ 3,796
Accounts receivable - trade	5,785
Equipment, net of accumulated depreciation	128,881
Patents, net of accumulated amortization	16,844
Leasehold security deposit	2,968

Total Assets disposed of	$ 158,274

Capital leases	147,639
Accounts payable	80,437
Accrued expenses	31,675

Total Liabilities disposed of	$ 259,751

Liabilities due to discontinued operations	$(101,477)

Results of Operations

On May 11, 2004, by unanimous consent of the Board of Directors and a majority of the shareholders of the Company, the Company entered into an Asset Purchase Agreement with Power 3 Medical Products, Inc selling substantially all of the Company’s operations, and operating assets. Effective May 18, 2004, the purchase agreement was finalized and the assets and certain liabilities were acquired by Power 3 for 15,000,000 shares of common stock of Power 3. (See financials footnote Note 8 - “Mergers and Acquisitions” for further details.)

The operating results of this discontinued operation for the period ended May 17, 2004, consisted of the following:
Revenues	$ 141,362
Operating expenses	(355,974)
Interest expense	(58,221)

Net (loss)	$(272,884)

As a result of this transaction, the Company recorded a net gain of $9,292,943 net of provision for income taxes of $2,076,124 for the six months ending June 30, 2004. In addition the Company has reflected its investment in the 15,000,000 Power 3 restricted shares at $11,250,000 or $0.75 per share as at May 17, 2004.

Loss from operations (including discontinued) for the six months ended June 30, 2004 was $(376,295) compared to a loss of $(593,852) in the same period in 2003. The decrease is attributed to decreased salaries and contract labor. Loss from operations (including discontinued) for the three months ended June 30, 2004 was $(294,462) compared to a loss of $(398,041) in the same period in 2003. The decrease being attributed to decreased salaries and contract labor and legal and professional fees.

Net loss from continuing operations for the three and six months ended June 30, 2004 amounted to $(103,411) representing continuing selling, general and administrative expenses ($54,883) associated with the sale and interest expense ($48,528) on continuing debt obligations.

Net income for the three and six months ended June 30, 2004 was $8,980,887 and $8,916,648 include the net gain on the sale of discontinued operations discussed above.
Net income (loss) per share basic and diluted for the three and six months ended June 30, 2004 was $0.66 per share compared to $(0.05) and $(0.07) in the same periods in 2003, respectively. The earnings per share include the gain on the sale of discontinued operations of $0.68 and $0.69 in the three and six months ended June 30, 2004.

Liquidity and Capital Resources

The Company had a working capital deficit of $(3,676,849) as at June 30, 2004. This compares to a working capital deficit of $(1,977,216) at the fiscal year end, December 31, 2003. The majority of the increase in the deficit is attributed to the asset sale described above

Net cash provided by operations for the six months ended June 30, 2004 was a negative $(324,561) compared to a negative cash flow in the same period in 2003 of $(335,060).

The Company obtained funds to operate in the six months ended June 30,2004 from the issuance of common stock in the amount of $275,000 and increased notes payable to shareholders and related parties of $100,000.

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

PART II

Item 1. Legal Proceedings.

As of June 30, 2004, the Company was neither a party nor were any of its properties subject to any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth information relating to all sales of our common stock during the quarter ended June 30, 2004, which sales were not registered under the Securities Act.

During the quarter ended June 30, 2004, the Company sold an aggregate of 196,271 shares of its common stock in a private placement to accredited investors, at a price of $0.05 per share. Each of the purchasers in this private placement represented his or her intention to acquire the securities for investment only and not with a view toward distribution. None of the shares of the Company’s common stock were sold through an underwriter and there were no underwriting discounts or commissions involved. These sales and purchases in the private placement were exempt from registration under the Securities Act pursuant to Section 4(2) and the regulations promulgated thereunder, on the basis that the private placement did not involve a public offering.

Additionally, Kamy Behzadi, former Vice-President Product and Business Development, was granted 500,000 shares of common stock on May 13, 2004, for a charge of $500 against operations for the quarter ended June 30, 2004. Mr. Behzadi resigned from the Company effective May 16, 2004, and accepted a similar position with Power 3 Medical Products, Inc. (See additional footnote disclosure for Power 3 at Footnote 7, Mergers and Acquisitions.)

Other than the securities mentioned above, the Company did not issue or sell any securities during the quarter ended June 30, 2004.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

On May 11, 2004, the Company’s stockholders approved the sale of the Company’s assets to Power3 by proxy by written consent.

Item 5. Other Information.

Please see “Recent Developments” on page 1.

Item 6. Exhibits.

Exhibit Index

2.1
Asset Purchase Agreement among the Company, Power3 Medical Products, Inc., a New York corporation, and Steven B. Rash and Ira Goldknopf, incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on [December 10], 2004.

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

Date:December 31, 2004
By:_/s/ John D. Mazzuto________
John D. Mazzuto, Chief Financial
Officer, Vice Chairman of the Board, Assistant Secretary and a Director

Date:December 31, 2004
                   By: _/s/ Crawford Shaw__________
Crawford Shaw, Chief Executive Officer,
Chairman of the Board, President and a Director

Date:December 31, 2004
                    By:_/s/ Dennis O’Neill _ _________
    Dennis O’Neill, Controller

Industrial Enterprises of America, Inc.
(formerly Advanced Bio/Chem, Inc.)
Balance Sheet
(unaudited)

June 30,
2004
Assets

Current assets
Cash and cash equivalents	$34,459
Total current assets	34,459

Investment in restricted common stock	11,250,000

Total assets	$11,284,459

Liabilities and Stockholders’ (deficit)

Current liabilities
Accounts payable	$242,845
Federal estimated taxes payable	2,058,530
Accrued and other liabilities	892,075
Related party payable	77,514
Liabilities due to discontinued operations	212,024
Current maturities of long term debt	228,320
Total current liabilities	3,711,308

Long term liabilities
Notes payable, net of current maturities	591,843
Notes payable to related parties, net of current maturities	526,844
Total long term liabilities	1,118,687
Total liabilities	4,829,995

Stockholders’ (deficit)

Common stock, $0.001 par value, 50,000,000 shares
authorized, 14,688,004 shares issued and outstanding	15,384
Additional paid-in-capital	1,912,405
Accumulated (deficit)	4,526,675
6,454,464
$11,284,459

The accompanying notes are an integral part of these financial statements

Industrial Enterprises of America, Inc.
(formerly Advanced Bio/Chem, Inc.)
Statements of Operations
(unaudited))

	Three months ended		Six months ended
	June 30,		June 30,
	2004	2003	2004	2003

Revenue	$3,525	$55,240	$141,362	$191,794

Expenses:
Selling, general and administrative	63,007	45,820	102,097	69,603
Salaries and contract labor	163,437	254,031	219,948	485,238
Depreciation and amortization	15,377	23,318	38,690	46,637
Legal and professional fees	1,358	79,792	50,172	86,222
Total expenses	243,180	402,961	410,907	687,701

Net (loss) from operations	(239,655)	(347,721)	(269,545)	(495,907

Interest expense	54,807	50,320	106,749	97,945

Net (loss) from operations before
discontinued operations	(294,462)	(398,041)	(376,295)	(593,852)

Gain on discontinued operations net of
provision for income tax of $2,076,124	9,275,349	-	9,292,943	-

Net income (loss)	$8,980,887	$(398,041)	$8,916,648	$(593,852)

Weighted average number of
common shares outstanding - basic and
fully diluted	13,561,367	8,490,533	13,561,367	8,490,533

Net income (loss) before discontinued operations per share - basic and fully diluted	$(0.02)	$(0.05)	$(0.03)	$(0.07)

Gain on discontinued operations per share - basic and fully diluted	0.68	-	0.69	-
Net income (loss) per share - basic and fully diluted	$0.66	$(0.05)	$0.66	$(0.07)

The accompanying notes are an integral part of these financial statements

Industrial Enterprises of America, Inc.
(formerly Advanced Bio/Chem, Inc.)
Statements of Cash Flows
(unaudited)

	Six months ended
	June 30,
	2004	2003

Net cash (used) by operating activities	$(324,516)	$(335,060)

Cash flows from financing activities
Bank overdraft (repayment)	(7,498)	-
Proceeds from bank line of credit	19,590	23,730
Payments on bank line of credit	(27,866)	(30,360)
Principal payments on notes payable	(207)	(17,900)
Proceeds to/from notes payable to related parties	100,000	100
Issuance of common stock	425,000	396,000
Stock subscriptions	(150,000)	12,487
Net cash provided by financing activities	359,020	384,056

Net increase (decrease) in cash and equivalents	34,459	48,996
Cash and equivalents - beginning	-	19,175
Cash and equivalents - ending	$34,459	$68,171

Supplemental disclosures:
Interest paid	$17,029	$48,669
Income taxes paid	$-	$-

Supplemental schedule of non-cash investing and financing activities
Debt converted to common stock	$31,417	$10,000
Accrued interest converted to common stock	$-	$13,354
Accrued interest - notes payable to shareholders capitalized	$-	$19,248
Stock issued for services (2,000,000 sh common at par	$2,000	$-

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

Note 2 - Earnings per share

Basic earnings per share (EPS) includes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. There are warrants to issue an additional 600,000 shares as of June 30, 2004, and no warrants or options as of June 30, 2003. None of the warrants have been exercised as of June 30, 2004.

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

                             For the Three Months Ended June 30
	2004	2003
Net income (loss), as reported	$9,030,348	$(398,041)
Less compensation cost determined under the fair value method	-	-
Pro forma net income (loss)	$9,030,348	$(398,041)

Basic and dilutive (loss) per share:
As reported	$ 0.67	$ (0.05)
Pro forma	$ 0.67	$ (0.05)

The accompanying notes are an integral part of these financial statements

Advanced Bio/Chem, Inc.
Notes to Interim Financial Statements

For the Six Months Ended
June 30
	2004	2003
Net income (loss), as reported	$8,916,649	$(593,852)
Less compensation cost determined under the fair value method	-	-
Pro forma net (loss)	$8,916,649	$(593,852)

Basic and dilutive (loss) per share:
As reported	$ 0.66	$ (0.07)
Pro forma	$ 0.66	$ (0.07)

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

Kamy Behzadi, former Vice-President Product and Business Development, was granted 500,000 shares of common stock on May 13, 2004, for a charge of $500 against operations for the quarter ended June 30, 2004. Mr. Behzadi resigned from the Company effective May 16, 2004, and accepted a similar position with Power 3 Medical Products, Inc. (See additional footnote disclosure for Power 3 at Footnote 7, Mergers and Acquisitions.)

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock- based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of June 30, 2004 are as follows:

Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.50	600,000	4.5	$0.50	600,000	$0.50

Summary of Options Granted and Outstanding:

	For the six months ended June 30
	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of period	-	$ -	-	$ -
Granted	600,000	$ 0.50	-	$ -
Cancelled	-	$ -	-	$ -
Outstanding at end of period	600,000	$ 0.50	-	$ -

The accompanying notes are an integral part of these financial statements

Advanced Bio/Chem, Inc.
Notes to Interim Financial Statements

The following table summarizes the pro forma operating results of the Company for June 30, 2004 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

Proforma net income (loss) available to common stockholders       $ 8,916,649

Proforma basic and diluted loss per share           $ 0.66

Note 4 - Line of credit with bank

The Company has a $150,000 renewable line of credit with a commercial bank. The line bears interest at the bank’s prime rate plus 1%. There was an outstanding balance as of June 30, 2004, of $142,464. The line is guaranteed by the personal guarantees of certain shareholders and contains certain financial covenants.

The Company recorded interest expense totaling $106,749 and $97,945 for the six months ended June 30, 2004 and 2003, respectively.

Note 5 - Changes in common shares outstanding

Included in the table below are the changes in common shares since December 31, 2003. See Note 6 for discussion of mergers and acquisitions affecting common shares.

Common
Shares
Outstanding common shares at December 31, 2003	11,111,338
Stock granted to employees	500,000
Debt converted to stock	39,271
Stock issued for cash	1,733,666
Stock issued for services	2,000,000
Outstanding common shares at June 30, 2004	15,384,275

Note 6 - Discontinued operations

On May 11, 2004, by unanimous consent of the Board of Directors and a majority of the shareholders of the Company, the Company entered into an Asset Purchase Agreement with Power 3 Medical Products, Inc. Effective May 18, 2004, the purchase agreement was finalized and the assets and certain liabilities were acquired by Power 3 for 15,000,000 shares of common stock of Power 3. (See Note 8 - Mergers and acquisitions for further details.)

The accompanying notes are an integral part of these financial statements

Advanced Bio/Chem, Inc.
Notes to Interim Financial Statements

The assets and liabilities of the Company as of May 17, 2004 consisted of the following:

Cash	$ 3,796
Accounts receivable - trade	5,785
Equipment, net of accumulated depreciation	128,881
Patents, net of accumulated amortization	16,844
Leasehold security deposit	2,968

Total Assets	$ 158,274

Capital leases	147,639
Accounts payable	80,437
Accrued expenses	31,675

Total Liabilities Disposed of	$ 259,751

Liabilities due to discontinued operations	$(101,477)

The operating results of this discontinued operation for the period ended May 17, 2004, consisted of the following:

Revenues	$ 141,362
Operating expenses	(355,974)
Interest expense	(58,221)

Net (loss)	$(272,884)

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
Note 8 - Subsequent events

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