Form 10-Q
period 2004-09-30
ADVANCED BIO/CHEM INC
filed 2005-01-03
CIK 1059677

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2004

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

1

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

Item 2. Management’s Discussion and Analysis or Plan of Operations.

Note Regarding Ciro and ABC Texas

The Company’s discussion and analysis of its financial condition for the nine months ended September 30, 2004 treats the assets of Ciro International Inc. (the Company’s predecessor (“Ciro”), as existing prior to the merger (the “Merger”) between Ciro Acquisition Corp., a Texas corporation and a wholly owned subsidiary of Ciro formed for purposes of the Merger (“Ciro Acquisition”), and ABC Texas, consummated pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) among Ciro, Ciro Acquisition (which was inappropriately identified in the Merger Agreement as Advanced Bio/Chem Acquisition Corp. and ABC Texas, on their own, as immaterial, as illustrated in the Company’s unaudited financial statements contained herein. Under the Merger Agreement, Ciro Acquisition merged with and into ABC Texas in a tax free exchange of shares at which time ABC Texas became a wholly owned subsidiary of Ciro. Prior June 12, 2003, the effective date of the Merger, Ciro was in essence a “shell” company since, as of December 31, 2002, all licenses issued by the Company expired. Following the effectiveness of the Merger, the Company became a holding company for ABC Texas and all of the Company’s assets consisted of the assets of ABC Texas. As a result, comparisons of the three months ended March 31, 2004 and 2003 are solely of ABC Texas.

Cash	$ 3,796
Accounts receivable - trade	5,785
Equipment, net of accumulated depreciation	128,881
Patents, net of accumulated amortization	16,844
Leasehold security deposit	2,968

Total Assets disposed of	$ 158,274

Capital leases	147,639
Accounts payable	80,437
Accrued expenses	31,675

Total Liabilities disposed of	$ 259,751

Liabilities due to discontinued operations	$(101,477)

Results of Operations

On May 11, 2004, by unanimous consent of the Board of Directors and a majority of the shareholders of the Company, the Company entered into an Asset Purchase Agreement with Power 3 Medical Products, Inc selling substantially all of the Company’s operations, and operating assets. Effective May 18, 2004, the purchase agreement was finalized and the assets and certain liabilities were acquired by Power 3 for 15,000,000 shares of common stock of Power 3. (See financials footnote Note 7 - “Mergers and Acquisitions” for further details.)

The operating results of this discontinued operation for the period ended May 17, 2004, consisted of the following:

Revenues	$ 141,362
Operating expenses	(355,974)
Interest expense	(58,221)

Net (loss)	$(272,884)

As a result of this transaction, the Company recorded a net gain of $9,320,885 net of provision for income taxes of $2,034,114 for the nine months ending September 30, 2004. In addition the Company has reflected its investment in the 15,000,000 Power 3 restricted shares at $11,250,000 or $0.75 per share as at May 17, 2004.

Loss from operations (including discontinued) for the nine months ended September 30, 2004 was $(493,386) compared to a loss of $(1,835,430) in the same period in 2003. The decrease is attributed to decreased salaries and contract labor.

Loss from operations for the three months ended September 30, 2004 was $(117,091) compared to a loss of $(1,241,895) in the same period in 2003. The decrease being attributed to decreased expenses since the sale of operations.

Included in the three and nine months amounts in 2003 was a current period expense of $660,000 for the stock grant of 825,000 shares (at $0.80 per share) to the former CEO of the Company. In addition, an additional 200,000 shares (at $0.80 per share) was promised under an option agreement entered into on September 5, 2003 but not yet executed; nor are they anticipated to be executed since the officer is no longer employed by the Company.

Net loss from continuing operations for the three and nine months ended September 30, 2004 amounted to $(117,091) and $(220,502), respectively, representing continuing selling, general and administrative expenses ($66,628) and ($121,511), respectively associated with the sale; and, interest expense ($50,463) and ($98,991), respectively on continuing debt obligations.

Net (loss) income for the three and six months ended September 30, 2004 was $(113,566) and $8,827,499. The nine-month amount includes the net gain on the sale of discontinued operations discussed above.

Net (loss) income per share basic and diluted for the three and nine months ended September 30, 2004 was $(0.01) and $0.56 per share, respectively, compared to $(0.15) and $(0.25) in the same respective periods in 2003. The earnings per share include the gain on the sale of discontinued operations of $0.59 nine months ended September 30, 2004.

Liquidity and Capital Resources

The Company had a working capital deficit of $(3,517,207) as at September 30, 2004. This compares to a working capital deficit of $(1,977,216) at the fiscal year end, December 31, 2003. The majority of the increase in the deficit is attributed to the asset sale described above

Net cash provided by operations for the nine months ended September 30, 2004 was a negative $(551,966) compared to a negative cash flow in the same period in 2003 of $(606,990).

The Company obtained funds to operate in the nine months ended September 30,2004 from the issuance of common stock in the amount of $405,000 and increased notes payable to shareholders and related parties of $200,000.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

It should be noted that in this Management's Discussion and Analysis or Plan of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Exchange Act and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "believe", "anticipate", "intend", "goal", "expect" and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including the Company's dependence on weather-related factors, introduction and customer acceptance of new products, the impact of competition and price erosion, as well as supply and manufacturing constraints and other risks and uncertainties. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

PART II

Item 1. Legal Proceedings.

As of September 30, 2004, the Company was neither a party nor were any of its properties subject to any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth information relating to all sales of our common stock during the quarter ended September 30, 2004, which sales were not registered under the Securities Act.

During the quarter ended September 30, 2004, the Company offered and sold an aggregate of 3,193,475 shares of its common stock to several accredited investors and for accrued interest and services for between $0.002 and $1.625 per share. The purchasers in this private placement represented his or her intention to acquire the securities for investment only and not with a view toward distribution. These securities were not sold through an underwriter and there were no underwriting discounts or commissions involved. These sales and purchases in the private placement were exempt from registration under the Securities Act and the regulations promulgated thereunder, on the basis that the private placement did not involve a public offering.

Other than the securities mentioned above, the Company did not issue or sell any securities during the quarter ended September 30, 2004.

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

Dated: December 31, 2004
By: /s/ John D. Mazzuto
John D. Mazzuto, Chief Financial
Officer, Vice Chairman of the Board, Assistant Secretary and a Director

Dated: December 31, 2004
By: /s/ Crawford Shaw
Crawford Shaw, Chief Executive Officer, Chairman of the Board, President and a Director

Dated: December 31, 2004
By: /s/ Dennis O’Neill
      Dennis O’Neill, Controller

Industrial Enterprises of America, Inc.
(formerly Advanced Bio/Chem, Inc.)
Balance Sheet
(unaudited)

September 30,
2004
Assets

Current assets
Cash and cash equivalents	$36,690
Total current assets	36,690

Investment in restricted common stock	11,250,000

Total assets	$11,286,690

Liabilities and Stockholders’ (deficit)

Current liabilities
Accounts payable	$219,290
Federal estimated taxes payable	2,034,114
Accrued and other liabilities	853,721
Related party payable	76,832
Liabilities due to discontinued operations	212,024
Current maturities of long term debt	157,916
Total current liabilities	3,553,897

Long term liabilities
Notes payable, net of current maturities	591,843
Notes payable to related parties, net of current maturities	626,844
Total long term liabilities	1,218,687
Total liabilities	4,772,584

Stockholders’ equity

Common stock, $0.001 par value, 50,000,000 shares
authorized, 14,688,004 shares issued and outstanding	18,578
Additional paid-in-capital	2,007,687
Subscribed stock	50,000
Accumulated earnings	4,437,841
6,514,106
$11,286,690

The accompanying notes are an integral part of these financial statements

Industrial Enterprises of America, Inc.
(formerly Advanced Bio/Chem, Inc.)
Statements of Operations
(unaudited)

	Three months ended		Nine months ended
	September 30,		September 30,
	2004	2003	2004	2003

Revenue	$-	$25,399	$141,362	$217,193

Expenses:
Selling, general and administrative	54,401	79,807	156,698	140,167
Salaries and contract labor	11,728	1,026,423	231,476	1,514,333
Depreciation and amortization	-	23,318	38,690	69,955
Legal and professional fees	500	83,497	50,672	175,974
Total expenses	66,628	1,213,045	477,536	1,900,429

Net (loss) from operations	(66,628)	(1,187,646)	(336,174)	(1,683,236)

Interest expense	50,463	54,249	157,212	152,194

Net (loss) from operations before
discontinued operations	(117,091)	(1,241,895)	(493,386)	(1,835,430)

Gain on discontinued operations net of
provision for income tax of $2,034,114	3,525	-	9,320,885	-

Net income (loss)	$(113,566)	$(1,241,895)	$8,827,499	$(1,835,430)

Weighted average number of
common shares outstanding - basic and
fully diluted	15,186,421	8,543,818	15,786,421	7,374,066

Net income (loss) before discontinued operations per share - basic and fully diluted	$(0.01)	$(0.15)	$(0.03)	$(0.25)

Gain on discontinued operations per share - basic and fully diluted	-	-	0.59	-
Net income (loss) per share - basic and fully diluted	$(0.01)	$(0.15)	$0.56	$(0.25)

The accompanying notes are an integral part of these financial statements

Industrial Enterprises of America, Inc.
(formerly Advanced Bio/Chem, Inc.)
Statements of Cash Flows
(unaudited)

	Nine months ended
	September 30,
	2004	2003

Net cash (used) by operating activities	$(551,966)	$(606,990)

Cash flows from financing activities
Bank overdraft (repayment)	(7,498)	-
Proceeds from bank line of credit	19,590	44,291
Payments on bank line of credit	(28,230)	(45,252)
Proceeds from issuance of debt	-	92,000
Principal payments on notes payable	(207)	(19,558)
Proceeds to/from notes payable to related parties	200,000	100
Issuance of common stock	500,000	550,487
Stock subscriptions	(100,000)	-
Net cash provided by financing activities	588,656	622,068

Net increase (decrease) in cash and equivalents	36,690	15,078
Cash and equivalents - beginning	-	19,175
Cash and equivalents - ending	$36,690	$34,253

Supplemental disclosures:
Interest paid	$57,985	$58,827
Income taxes paid	$-	$-

Supplemental schedule of non-cash investing and financing activities
Debt converted to common stock	$81,675	$10,000
Accrued interest converted to common stock	$40,217	$2,487
Accrued interest - notes payable to capitalized	$-	$13,354
Accrued interest - notes payable to shareholders capitalized	$-	$19,248
Stock issued for services	$7,500	$660,000

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

Note 2 - Earnings per share

Basic earnings per share (EPS) includes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. There are warrants to issue an additional 600,000 shares as of September 30, 2004, and no warrants or options as of September 30, 2003. None of the warrants have been exercised as of September 30, 2004.

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

The accompanying notes are an integral part of these financial statements

Advanced Bio/Chem, Inc.
Notes to Interim Financial Statements

For the Three Months Ended
September 30
	2004	2003
Net income (loss), as reported	$(113,566)	$(1,241,895)
Less compensation cost determined under the fair value method	-	-
Pro forma net income (loss)	$(113,566)	$(1,241,895)

Basic and dilutive (loss) per share:
As reported	$ (0.01)	$ (0.15)
Pro forma	$ (0.01)	$ (0.15)

For the Nine Months Ended
September 30
	2004	2003
Net income (loss), as reported	$8,827,499	$(1,835,430)
Less compensation cost determined under the fair value method	-	-
Pro forma net (loss)	$8,827,499	$(1,835,430)

Basic and dilutive (loss) per share:
As reported	$ 0.56	$ (0.25)
Pro forma	$ 0.56	$ (0.25)

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

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock- based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of September 30, 2004 are as follows:

The accompanying notes are an integral part of these financial statements

Advanced Bio/Chem, Inc.
Notes to Interim Financial Statements

Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.50	600,000	4.25	$0.50	600,000	$0.50

Summary of Options Granted and Outstanding:

	For the nine months ended September 30
	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of period	-	$ -	-	$ -
Granted	600,000	$ 0.50	-	$ -
Cancelled	-	$ -	-	$ -
Outstanding at end of period	600,000	$ 0.50	-	$ -

The following table summarizes the pro forma operating results of the Company for September 30, 2004 had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

Proforma net income (loss) available to common stockholders     $ 8,827,499

Proforma basic and diluted loss per share          $ 0.56

Note 4 - Line of credit with bank

The Company has a $150,000 renewable line of credit with a commercial bank. The line bears interest at the bank’s prime rate plus 1%. There was an outstanding balance as of September 30, 2004, of $122,510. The line is guaranteed by the personal guarantees of certain shareholders and contains certain financial covenants.

The Company recorded interest expense totaling $157,212 and $152,194 for the nine months ended September 30, 2004 and 2003, respectively.

Note 5 - Changes in common shares outstanding

Included in the table below are the changes in common shares since December 31, 2003. See Note 6 for discussion of mergers and acquisitions affecting common shares.

Common
Shares
Outstanding common shares at December 31, 2003	11,111,338
Stock granted to employees	500,000
Debt converted to stock	152,746
Stock issued for cash	1,813,666
Stock issued for services	5,000,000
Outstanding common shares at September 30, 2004	18,577,750

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

Note 8 - Subsequent events

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