Form 10QSB/A
period 2004-03-31
ADVANCED BIO/CHEM INC
filed 2005-01-24
CIK 1059677

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A
[Amendment No. 1]

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A of Industrial Enterprises of America, Inc. (formerly Advanced Bio/Chem, Inc.) (the “Company”) for the quarterly period ended March 31, 2004 is to amend Note 8 to the Company’s interim financial statements for the period. Note 8 has been changed to clarify that the sale of all of the fixed assets and intellectual property of the Company to Power3 Medical Products, Inc., a New York corporation (“Power3”), has been recognized as a related party transaction and was recorded as an exchange of assets at the book value of the fixed and intellectual properties for the restricted shares of Power3.

Recent Developments

Name Change and Adoption of Amended and Restated Bylaws

Effective as of December 9, 2004, Advanced Bio/Chem, Inc., a Nevada corporation, formerly Ciro International, Inc., amended its Articles of Incorporation to change its name from “Advanced Bio/Chem, Inc.” to “Industrial Enterprises of America, Inc.” by filing a Certificate of Amendment with the Secretary of State of the State of Nevada.

Effective as of December 9, 2004, the Board of Directors of the Company adopted the Company’s Amended and Restated Bylaws. The Board of Directors desired to amend the existing bylaws mainly due to the fact that such bylaws were adopted by the Company’s predecessor, Mid-Way Medical and Diagnostic Center, Inc., in 1997.

Sale to Power3 Medical Products, Inc.

In May 2004, the Company entered into an Asset Purchase Agreement (the “Agreement”), among the Company, Power3, and Steven B. Rash and Ira Goldknopf (collectively, the "Shareholders"). The sale was approved by the Company’s shareholders by proxy. As provided in the Agreement, the Company sold to Power3 all of the Company’s assets in consideration for 15,000,000 shares of the common stock, par value $.001 per share, of Power3. The assets disposed of by the Company included all tangible personal property, intellectual property, rights in contracts that the Company is a party to, along with intangible property, including goodwill. In consideration for the benefits that they received by virtue of the transaction, each of the Shareholders agreed to make the representations, warranties, and indemnifications in the Agreement jointly and severally, along with the Company, and each of the Shareholders agreed to enter into and be bound by a Non-Competition Agreement and an Employment Agreement containing, among other things, covenants respecting confidentiality, non-competition and non-solicitation. The terms of the Agreement were determined by arms' length negotiations between the parties.

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

The Company obtained funds to operate in the three months ended March 31, 2004 from the issuance of common stock in the amount of $265,000.

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

Date: January 21, 2005
By: /s/ John D. Mazzuto
John D. Mazzuto, Chief Financial
Officer, Vice Chairman of the Board, Assistant Secretary and a Director

Date: January 21, 2005
                        By: /s/ Crawford Shaw
                    Crawford Shaw, Chief Executive Officer,
                    Chairman of the Board, President and a Director

Date: January 21, 2005
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
(2,603,206)
$174,134

The accompanying notes are an integral part of these financial statements F-1

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

The accompanying notes are an integral part of these financial statements F-2

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

The accompanying notes are an integral part of these financial statements F-3

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

F-4

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

F-5

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

F-6

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

Note 8 - Subsequent events

On May 18, 2004, all fixed assets and intellectual property were acquired by Power3 Medical Products, Inc. (Power3), a New York corporation, for 15,000,000 restricted shares of Power3 common stock, plus employment of certain of the Company’s employees, and assumption of certain liabilities of the Company. The transaction is recognized as a related party transaction and was recorded as an exchange of assets at the book value of the fixed and intellectual properties for the restricted shares.

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

F-7