Form 10QSB/A
period 2004-06-30
ADVANCED BIO/CHEM INC
filed 2005-01-24
CIK 1059677

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A of Industrial Enterprises of America, Inc. (formerly Advanced Bio/Chem, Inc.) (the “Company”) for the quarterly period ended June 30, 2004 is to restate the Company’s financial statements for the six months ended June 30, 2004, as described in Note 2 to the financial statements. Additional information about the decision to restate these financial statements can be found in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on January 21, 2005.

The Company has not otherwise modified or updated other disclosure presented in the original report on Form 10-QSB, except (i) as required to reflect the effects of the restatement. The Form 10-QSB/A does not reflect events occurring after the filing of the Form 10-QSB or modify or update those disclosures. Information not affected by the restatement is unchanged and reflects the disclosures made at the time of the original filing of the Form 10-QSB on January 3, 2005. The following items have been amended as a result of the restatement: (A) Part I- Item 1- Financial Statements; and (B) Part I- Item 2- Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Description of Restatement

On May 18, 2004, all of the Company’s fixed assets and intellectual property were acquired by Power3 Medical Products, Inc. (“Power3”), a New York corporation, for 15,000,000 restricted shares of Power3 common stock, plus the employment of certain of the Company’s employees, and assumption of certain liabilities of the Company. The Company has restated the financial statements for the six months ended June 30, 2004 due to a change in accounting estimate in recording the sale of its operating asset at a substantial gain instead of recording the transaction as an exchange of assets at the book value. The effect of the change required a restatement of the financial statements in order to reflect the valuation change in asset value and the related adjustment to discontinuance of operations. The effect of this change was to increase the net loss for the period then ended by $9,047,553.

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

Item 2. Management’s Discussion and Analysis or Plan of Operations.

Note Regarding Ciro and ABC Texas

The Company has determined that it should restate the financial statements for the six months ended June 30, 2004, due to a change in accounting estimate in recording the sale of its operating assets at a substantial gain instead of recording the transaction as an exchange of assets at book value. (See Notes 7 and 8). The effect of the change required a restatement of the June 30, 2004 financial statements in order to reflect the valuation change in asset value and the related adjustment to discontinuance of operations. The effect of this change was to increase the net loss for the period then ended by $9,047,553.

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

Results of Operations

On May 11, 2004, by unanimous consent of the Board of Directors and a majority of the shareholders of the Company, the Company entered into an Asset Purchase Agreement with Power 3, selling substantially all of the Company’s operations, and operating assets. Effective May 18, 2004, the purchase agreement was finalized and the assets and certain liabilities were acquired by Power 3 for 15,000,000 shares of common stock of Power 3. The transaction is recognized as a related party transaction and was recorded as an exchange of assets at the book value of the fixed and intellectual properties for the restricted shares. (See financials footnote Note 8 - “Mergers and Acquisitions” for further details.)

The operating results of this discontinued operation for the period ended May 17, 2004, consisted of the following:
Revenues	$ 141,362
Operating expenses	(355,974)
Interest expense	(58,221)

Net (loss)	$(272,884)

As a result of this transaction, the Company recorded a net gain of $245,389 for the three and six months ending June 30, 2004. In addition the Company has reflected its investment in the 15,000,000 Power 3 restricted shares at $145,725 or approximately $0.01 per share as at May 17, 2004.

Loss from operations (including discontinued) for the six months ended June 30, 2004 was $(376,295) compared to a loss of $(593,535) in the same period in 2003. The decrease is attributed to decreased salaries and contract labor. Loss from operations (including discontinued) for the three months ended June 30, 2004 was $(294,462) compared to a loss of $(398,041) in the same period in 2003. The decrease being attributed to decreased salaries and contract labor and legal and professional fees.

Net loss from continuing operations for the three and six months ended June 30, 2004 amounted to $(103,411) representing continuing selling, general and administrative expenses ($54,883) associated with the sale and interest expense ($48,528) on continuing debt obligations.

Net loss for the three and six months ended June 30, 2004 was $(49,073) and $(130,905), respectively, including the net gain on the sale of discontinued operations discussed above.
Net loss per share basic and diluted for the three and six months ended June 30, 2004 was $0.00 and $(0.01) per share, respectively, compared to $(0.05) and $(0.10) in the same periods in 2003, respectively. The earnings per share include the gain on the sale of discontinued operations of $0.02 in each of the three and six months ended June 30, 2004.

Liquidity and Capital Resources

The Company had a working capital deficit of $(1,620,128) as at June 30, 2004. This compares to a working capital deficit of $(1,977,216) at the fiscal year end, December 31, 2003. The majority of the increase in the deficit is attributed to the asset sale described above

Net cash provided by operations for the six months ended June 30, 2004 was a negative $(324,560) compared to a negative cash flow in the same period in 2003 of $(335,060).

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

Item 5. Other Information.

Please see “Recent Developments” on page 1.

Item 6. Exhibits.

Exhibit Index

2.1
Asset Purchase Agreement among the Company, Power3 Medical Products, Inc., a New York corporation, and Steven B. Rash and Ira Goldknopf, incorporated by reference to Exhibit 2.1 to the Company's Current Report on Form 8-K, filed with the Security and Exchange Commission on January 21, 2005.

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

Date : January 21, 2005
                        By: _/s/ Crawford Shaw__________
Crawford Shaw, Chief Executive Officer,
Chairman of the Board, President and a Director

Date: January 21, 2005
                        By: /s/ Dennis O’Neill _ _________
  Dennis O’Neill, Controller

ADVANCED BIO/CHEM, INC.
dba ProteEx
Balance Sheet
June 30, 2004
(Unaudited)

ASSETS
Current Assets
Cash	$ 34,459
Total Current Assets	34,459
Investment in restricted common stock	145,725
TOTAL ASSETS	$ 180,184

LIABILITIES & SHAREHOLDERS' DEFICIT
Current Liabilities
Litigation settlement payable	$ 20,000
Current maturities of long term debt	228,320
Liabilities due to discontinued operations	208,228
Credit card debt - related parties	107,687
Bank line of credit	142,464
Accounts payable	249,450
Accrued salaries, benefits and severance pay	198,975
Accrued interest	272,238
Accrued interest to shareholders and related parties	121,981
Related party payable	77,514
Lease payables	22,906
Contractor payable	4,823
Total Current Liabilities	$ 1,654,587
Long Term Liabilities
Notes payable, net of current maturities	591,843
Notes payable related parties and shareholders	526,844
Total Long Term Liabilities	$ 1,118,687
Total Liabilities	$ 2,773,274
Shareholders' Earnings
Common stock, $0.001 par value,
50,000,000 shares authorized,
15,384,275 shares issued and outstanding
at June 30, 2004	15,384
Additional paid-in capital	1,912,405
Retained earnings	(4,520,879)
Total Shareholders' Earnings	$ (2,593,090)
TOTAL LIABILITIES & SHAREHOLDERS' EARNINGS	$ 180,184

The accompanying notes are an integral part of these financial statements F-1

ADVANCED BIO/CHEM, INC.
dba ProteEx
Statement of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2004	June 30, 2003	June 30, 2004	June 30, 2003

Revenues	$ 3,525	$ 55,240	$ 141,362	$ 191,794

Expenses:
Selling, general & administrative	63,007	45,820	102,097	69,603
Salaries and contract labor	163,437	254,031	219,948	485,238
Depreciation and amortization	15,377	23,318	38,690	46,637
Legal and professional fees	1,358	79,792	50,172	85,905
Total Expenses	$ 243,180	$ 402,961	$ 410,907	$ 687,384
(Loss) from operations	$ (239,655)	$ (347,721)	$ (269,545)	$ (495,590)

Interest expense	54,807	50,320	106,749	97,945
Net (Loss) from operations before discontinued operations	$ (294,462)	$ (398,041)	$ (376,295)	$ (593,535)

Gain on discontinued operations	245,389	-	245,389	-

Net income (loss)	$ (49,073)	$ (398,041)	$ (130,905)	$ (593,535)

Net income (loss) before discontinued operations
per share - basic and diluted	$ (0.02)	$ (0.05)	$ (0.03)	$ (0.10)

Gain on discontinued operations
per share - basic and diluted	$ 0.02	$ -	$ 0.02	$ -

Net income (loss) per share basic and diluted	$ (0.00)	$ (0.05)	$ (0.01)	$ (0.10)

Weighted average number of common shares outstanding	13,561,367	8,490,533	13,561,367	6,112,216

The accompanying notes are an integral part of these financial statements F-2

ADVANCED BIO/CHEM, INC.
dba ProteEx
Statement of Cash Flows
(Unaudited)

	Six Months Ended
	June 30, 2004	June 30, 2003

Net income (loss)	$ (130,905)	$ (593,852)
Net changes in working capital accounts	51,734	258,792
Gain on discontinued operations	(245,389)	-
Financing activities
Bank overdraft (repayment)	(7,498)	-
Proceeds from bank line of credit	19,590	23,730
Payments towards bank line of credit	(27,866)	(30,360)
Principal payments on notes payable	(207)	(17,900)
Proceeds from note payable shareholders and related parties	100,000	100
Issuance of common stock	425,000	396,000
Stock subscriptions	(150,000)	12,487
Net cash provided by Financing Activities	$ 359,020	$ 384,056
Net cash increase for period	$ 34,459	$ 48,996
Cash at beginning of period	-	19,175
Cash at end of period	$ 34,459	$ 68,171

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:

Interest paid	$ 17,029	$ 48,669

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt converted to common stock	$ 31,417	$ 10,000
Accrued interest - notes payable capitalized	$ -	$ 13,354
Accrued interest - notes payable shareholders capitalized	$ -	$ 19,248

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

Note 2 - Restatement of financial statements due to change in accounting estimate

The Company determined that it should restate the financial statements for the six months ended June 30, 2004, due to a change in accounting estimate in recording the sale of its operating assets at a substantial gain instead of recording the transaction as an exchange of assets at book value. (See Footnote 7 - Mergers and Acquisitions.) The effect of the change required a restatement of the June 30, 2004, financial statements in order to reflect the valuation change in asset value and the related adjustment to discontinuance of operations. The effect of this change was to increase the net loss for the period then ended by $9,047,553.

Note 3 - Earnings per share

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

Note 4 - Stock based compensation

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

Advanced Bio/Chem, Inc.
Notes to Interim Financial Statements

For the Three Months Ended
June 30
	2004	2003
Net income (loss), as reported	$(49,073)	$(398,041)
Less compensation cost determined under the fair value method	-	-
Pro forma net income (loss)	$(49,073)	$(398,041)

Basic and dilutive (loss) per share:
As reported	$ (0.02	$ (0.05)
Pro forma	$ (0.02)	$ (0.05)

For the Six Months Ended
June 30
	2004	2003
Net income (loss), as reported	$(130,905)	$(593,535)
Less compensation cost determined under the fair value method	-	-
Pro forma net (loss)	$(130,905)	$(593,535)

Basic and dilutive (loss) per share:
As reported	$ (0.01)	$ (0.10)
Pro forma	$ (0.01)	$ (0.10)

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

Proforma net income (loss) available to common stockholders     $ (130,905)

Proforma basic and diluted loss per share             $ (0.01)

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

Advanced Bio/Chem, Inc.
Notes to Interim Financial Statements

Note 7 - Discontinued operations

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

Note 8- Mergers and acquisitions

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

Advanced Bio/Chem, Inc.
Notes to Interim Financial Statements

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

Note 9 - Subsequent events

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

