Form 10QSB/A
period 2004-09-30
ADVANCED BIO/CHEM INC
filed 2005-01-24
CIK 1059677

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

Explanatory Note

The purpose of this Amendment No. 1 to the Quarterly Report on Form 10-QSB/A of Industrial Enterprises of America, Inc. (formerly Advanced Bio/Chem, Inc.) (the “Company”) for the quarterly period ended September 30, 2004 is to restate the Company’s financial statements for the nine months ended September 30, 2004, as described in Note 2 to the financial statements. Additional information about the decision to restate these financial statements can be found in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (“SEC”) on January 21, 2005.

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

Description of Restatement

On May 18, 2004, all of the Company’s fixed assets and intellectual property were acquired by Power3 Medical Products, Inc. (“Power3”), a New York corporation, for 15,000,000 restricted shares of Power3 common stock, plus the employment of certain of the Company’s employees, and assumption of certain liabilities of the Company. The Company has restated the financial statements for the nine months ended September 30, 2004 due to a change in accounting estimate in recording the sale of its operating asset at a substantial gain instead of recording the transaction as an exchange of assets at the book value. The effect of the change required a restatement of the financial statements in order to reflect the valuation change in asset value and the related adjustment to discontinuance of operations. The effect of this change was to increase the net loss for the period then ended by $9,075,495.

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

Item 2. Management’s Discussion and Analysis or Plan of Operations.

Restatement of financial statements due to a change in accounting estimate

The Company determined that it should restate the financial statements for the nine months ended September 30, 2004, due to a change in accounting estimate in recording the sale of its operating assets at a substantial gain instead of recording the transaction as an exchange of assets at book value. (See Footnotes 7and 8) The effect of the change required a restatement of the September 30, 2004, financial statements in order to reflect the valuation change in asset value and the related adjustment to discontinuance of operations. The effect of this change was to increase the net loss for the period then ended by $9,075,495.

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

As a result of this transaction, the Company recorded a net gain of $245,389 for the nine months ending September 30, 2004. In addition the Company has reflected its investment in the 15,000,000 Power 3 restricted shares at $145,725 or $0.01 per share as at May 17, 2004.

Loss from operations (including discontinued) for the nine months ended September 30, 2004 was $(493,386) compared to a loss of $(1,835,430) in the same period in 2003. The decrease is attributed to decreased salaries and contract labor.

Loss from operations for the three months ended September 30, 2004 was $(117,091) compared to a loss of $(1,244,566) in the same period in 2003. The decrease being attributed to decreased expenses since the sale of operations.

Included in the three and nine month amounts in 2003 was a current period expense of $660,000 for the stock grant of 825,000 shares (at $0.80 per share) to the former CEO of the Company. In addition, an additional 200,000 shares (at $0.80 per share) was promised under an option agreement entered into on September 5, 2003 but not yet executed; nor are they anticipated to be executed since the officer is no longer employed by the Company.

Net loss from continuing operations for the three and nine months ended September 30, 2004 amounted to $(117,091) and $(220,502), respectively, representing continuing selling, general and administrative expenses ($66,628) and ($121,511), respectively associated with the sale; and, interest expense ($50,463) and ($98,991), respectively on continuing debt obligations.

Net (loss) income for the three and six months ended September 30, 2004 was $(117,091) and $(247,996). The nine-month amount includes the net gain on the sale of discontinued operations discussed above.

Net (loss) income per share basic and diluted for the three and nine months ended September 30, 2004 was $(0.01) and $(0.02) per share, respectively, compared to $(0.15) and $(0.25) in the same respective periods in 2003. The earnings per share include the gain on the sale of discontinued operations of $(0.02) for the nine months ended September 30, 2004.

Liquidity and Capital Resources

The Company had a working capital deficit of $(1,488,427) as at September 30, 2004. This compares to a working capital deficit of $(1,977,216) at the fiscal year end, December 31, 2003. The majority of the increase in the deficit is attributed to the asset sale described above

Net cash provided by operations for the nine months ended September 30, 2004 was a negative $(551,966) compared to a negative cash flow in the same period in 2003 of $(567,503).

The Company obtained funds to operate in the nine months ended September 30, 2004 from the issuance of common stock in the amount of $405,000 and increased notes payable to shareholders and related parties of $200,000.

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
Officer, Vice Chairman of the Board, Assistant Secretary and a Director

Dated: January 21, 2005
                            By: /s/ Crawford Shaw
Crawford Shaw, Chief Executive Officer, Chairman of the Board, President and a Director

Dated: January 21, 2005
                            By: /s/ Dennis O’Neill
                                Dennis O’Neill, Controller

ADVANCED BIO/CHEM, INC.
Balance Sheet
September 30, 2004
(Unaudited)
ASSETS
Current Assets
Cash	$ 36,690
Total Current Assets	36,690
Investment in common stock	145,725
TOTAL ASSETS	$ 182,415

LIABILITIES & SHAREHOLDERS' DEFICIT
Current Liabilities
Litigation settlement payable	$ 20,000
Current maturities of long term debt	157,916
Liabilities due to discontinued operations	211,753
Credit card debt - related parties	99,204
Bank line of credit	122,510
Accounts payable	225,896
Accrued salaries, benefits and severance pay	158,666
Accrued interest	296,397
Accrued interest to shareholders and related parties	128,214
Related party payable	76,832
Lease payables	22,906
Contractor payable	4,823
Total Current Liabilities	$ 1,525,117
Long Term Liabilities
Notes payable, net of current maturities	591,843
Notes payable related parties and shareholders	626,844
Total Long Term Liabilities	$ 1,218,687
Total Liabilities	$ 2,743,804
Shareholders' Deficit
Common stock, $0.001 par value,
50,000,000 shares authorized,
18,577,750 shares issued and outstanding
at September 30, 2004	18,578
Additional paid-in capital	2,007,687
Subscribed stock	50,000
Retained (deficit)	(4,637,653)
Total Shareholders' Deficit	$ (2,561,389)
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$ 182,415

The accompanying notes are an integral part of these financial statements F-1

ADVANCED BIO/CHEM, INC.
Statement of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2004	September 30, 2003	September 30, 2004	September 30, 2003

Revenues	$ -	$ 25,399	$ 141,362	$ 217,193

Expenses:
Selling, general & administrative	54,401	79,807	156,698	140,167
Salaries and contract labor	11,728	1,029,094	231,476	1,514,333
Depreciation and amortization	-	23,318	38,690	69,955
Legal and professional fees	500	83,497	50,672	175,974
Total Expenses	$ 66,628	$ 1,215,716	$ 477,536	$ 1,900,429
(Loss) from operations	$ (66,628)	$ (1,190,317)	$ (336,174)	$ (1,683,236)

Interest expense	50,463	54,249	157,212	152,194
Net (Loss) from operations before discontinued operations	$ (117,091)	$ (1,244,566)	$ (493,386)	$ (1,835,430)

Gain on discontinued operations	-	-	245,389	-

Net income (loss)	$ (117,091)	$ (1,244,566)	$ (247,996)	$ (1,835,430)

Net income (loss) before discontinued operations
per share - basic and diluted	$ (0.01)	$ (0.15)	$ (0.03)	$ (0.25)

Gain on discontinued operations
per share - basic and diluted	-	-	0.02	-

Net income (loss) per share basic and diluted	$ (0.01)	$ (0.15)	$ (0.02)	$ (0.25)

Weighted average number of common shares outstanding	15,186,421	8,543,818	15,786,421	7,374,066

The accompanying notes are an integral part of these financial statements F-2

ADVANCED BIO/CHEM, INC.
Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	September 30, 2004	September 30, 2003

Net income (loss)	$ (247,996)	$ (1,835,430)
Net changes in working capital accounts	(58,580)	1,267,927
Gain on discontinued operations	(245,389)	-
Financing activities
Bank overdraft	(7,498)	-
Proceeds from bank line of credit	19,590	44,291
Payments towards bank line of credit	(28,230)	(45,252)
Proceeds from issuance of debt	-	55,000
Principal payments on notes payable	(207)	(19,558)
Proceeds from note payable shareholders and related parties	200,000	100
Issuance of common stock	505,000	548,000
Stock subscriptions	(100,000)	-
Net cash provided by Financing Activities	$ 588,656	$ 582,581
Net cash increase for period	$ 36,690	$ 15,078
Cash at beginning of period	-	19,175
Cash at end of period	$ 36,690	$ 34,253

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:

Interest paid	$ 57,985	$ 58,827

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt converted to common stock	$ 81,675	$ 10,000
Accrued interest converted to stock	$ 40,217	$ 2,487
Accrued interest - notes payable capitalized	$ -	$ 13,354
Accrued interest - notes payable shareholders capitalized	$ -	$ 19,248
Stock issued for services	$ 7,500	$ 660,000

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

Note 2 - Restatement of financial statements due to a change in accounting estimate

The Company determined that it should restate the financial statements for the nine months ended September 30, 2004, due to a change in accounting estimate in recording the sale of its operating assets at a substantial gain instead of recording the transaction as an exchange of assets at book value. (See Footnote 8 - Mergers and Acquisitions.) The effect of the change required a restatement of the September 30, 2004, financial statements in order to reflect the valuation change in asset value and the related adjustment to discontinuance of operations. The effect of this change was to increase the net loss for the period then ended by $9,075,495 from the previously filed statements.

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

Advanced Bio/Chem, Inc.
Notes to Interim Financial Statements

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

For the Three Months Ended
September 30
	2004	2003
Net income (loss), as reported	$(117,091)	$(1,244,566)
Less compensation cost determined under the fair value method	-	-
Pro forma net income (loss)	$(117,091)	$(1,244,566

Basic and dilutive (loss) per share:
As reported	$ (0.01)	$ (0.15)
Pro forma	$ (0.01)	$ (0.15)

For the Nine Months Ended
September 30
	2004	2003
Net income (loss), as reported	$(247,996)	$(1,835,430)
Less compensation cost determined under the fair value method	-	-
Pro forma net (loss)	$8(247,996)	$(1,835,430)

Basic and dilutive (loss) per share:
As reported	$ (0.02)	$ (0.25)
Pro forma	$ (0.02)	$ (0.25)

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

Kamy Behzadi, former Vice-President Product and Business Development, was granted 500,000 shares of common stock on May 13, 2004, for a charge of $500 against operations for the quarter ended June 30, 2004. Mr. Behzadi resigned from the Company effective May 16, 2004, and accepted a similar position with Power 3 Medical Products, Inc. (See additional footnote disclosure for Power 3 at Footnote 8, Mergers and Acquisitions.)

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

Proforma net income (loss) available to common stockholders     $ (247,996)

Proforma basic and diluted loss per share              $ (0.02)

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

Note 6 - Changes in common shares outstanding

Included in the table below are the changes in common shares since December 31, 2003. See Note 7 for discussion of mergers and acquisitions affecting common shares.

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

.

Note 9 - Subsequent events

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

