Form 10-Q
period 2004-12-31
Industrial Enterprises of America, Inc.
filed 2005-04-01
CIK 1059677

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	December 31, 2004

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act For the Transition Period from ________ to ___________

Commission File Number: 000-30646

Industrial Enterprises of America, Inc.
(formerly known as Advanced Bio/Chem, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	13-3963499
(State or jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

770 South Post Oak Lane, Suite 330	Houston, Texas 77056
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)	(713) 622-2875

Advanced Bio/Chem, Inc., December 31
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

As of March 30, 2005, 27,624,190 shares of the registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

Recent Developments

Change in Fiscal Year End

On December 22, 2004, the Board of Directors of Industrial Enterprises of America, Inc., a Nevada corporation (the “Company”), approved the change in the Company’s fiscal year end from December 31 to June 30. The Company, as the parent of EMC Packaging, Inc., a Delaware corporation (“EMC”), is now a holding company of an operating subsidiary. The fiscal year end of EMC is June 30; therefore, in order to more closely align its operations and internal controls with that of its wholly owned subsidiary, the Board of Directors approved the change in the Company’s fiscal year end. The change is described in further detail in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “Commission”) on March 30, 2005.

Item 1.  Financial Statements

Critical Accounting Policies

The Company believes that the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

The following significant accounting policies pertain to EMC Packing, Inc.(“EMC”), the Company’s current sole operating unit at December 31, 2004.

Revenue Recognition

EMC is primarily engaged in the manufacturing and sale of packaged refrigerants for the automotive and dusting markets. Revenue is recognized with the successful manufacture and delivery of such product to the end user customer.

Inventory

Inventory is stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Machinery and Equipment

Machinery and equipment are recorded at cost. Depreciation is computed on the estimated useful lives of the assets ranging from three to ten years using the straight-line method.

Income Tax

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not. Management has determined as of December 31, 2004 that it is not probable that the Company will realize a future tax benefit from its deferred tax assets.

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

Item 2. Management’s Discussion and Analysis or Plan of Operations.

Acquisition of EMC Packaging, Inc.

As previously disclosed, on October 7, 2004, the Company’s Board of Directors approved the purchase of all of the issued and outstanding capital stock of EMC, which had been in business since 1974. On the effective date of the purchase, EMC became the Company’s wholly owned subsidiary. In consideration for their shares of EMC common stock, the EMC stockholders received an aggregate of 2,296,800 shares of the Company’s common stock, valued at $808,474. The Company, as the new parent company of EMC and through EMC, intends to continue to market and sell the products that had been offered by EMC prior to the acquisition.

The calculation of cost in excess of net assets acquired is as follows:

Purchase price of EMC	$ 808,474
Less assets acquired	(1,730,325)
Add liabilities assumed	1,339,880
Cost in excess of net assets acquired	$ 418,029

The cost in excess of net assets acquired has been recorded as goodwill on the Company’s financials.

The following is a summary of the operating results of EMC since acquisition that has been included in the Company’s three and six months ended December 31, 2004 statement of operations in this quarterly report on Form 10-QSB:

EMC
From Oct 7 to
December 31, 2004
Net sales	$ 1,348,787
Cost of goods sold	1,126,505
Gross profit	$ 222,282
Selling and administrative expenses	$ 11,488
Salaries and contract labor	146,028
Depreciation and amortization	5,971
Legal and professional	42,781
Total expenses	$ 206,268
Net (loss) from operations	$ 16,014
Interest expense	$ 43,286
Income before income taxes
and discontinued operations	$ (27,272)
Gain on discontinued operations	$ -
Income(Loss) before income taxes	$ (27,272)
Income tax (benefit) expense	$ (9,338)
Net income	$ (17,934)

Change in Fiscal Year End and Reporting Periods

In December 2004, the Company changed its fiscal year from one ending on December 31 to one ending on June 30. Application for the change in accounting year is pending with the Internal Revenue Service. Accordingly, the Company’s transition period that ended on December 31, 2004, includes the six months ended December 31, 2004 (“Transition 2004”) and incorporates the operating results of EMC for that period (as opposed to since EMC’s acquisition on October 7, 2004).

The following are selected financial data for Transition 2004 and the comparable six-month period of the prior year:

	ILNP	EMC	Combined
	December 30, 2004	December 30, 2004	December 30, 2004
	(Six months) (as adjusted)	(Six months) (as adjusted	(Six months) (as adjusted)
Net sales	$ -	$ 2,289,728	$ 2,289,728
Cost of goods sold	-	1,873,385	1,873,385
Gross profit	$ -	$ 416,343	$ 416,343
Selling and administrative expenses	$ 119,867	$ 145,613	$ 265,480
Salaries and contract labor	33,228	146,028	179,256
Depreciation and amortization	-	4,056	4,056
Legal and professional	936,898	85,781	1,022,679
Total expenses	$ 1,089,993	$ 381,478	$ 1,471,471
Net (loss) from operations	$ (1,089,993)	$ 34,865	$ (1,055,128)
Interest expense	$ 117,909	$ 80,047	$ 197,956
Income before income taxes
and discontinued operations	$ (1,207,902)	$ (45,182)	$ (1,253,084)
Gain on discontinued operations	$ -	$ -	$ -
Income before income taxes	$ (1,207,902)	$ (45,182)	$ (1,253,084)
Income tax expense	$ -	$ (18,073)	$ (18,073)
Net income	$ (1,207,902)	$ (27,109)	$ (1,235,011)

The following is the pro-forma operating results for the six months ended December 31, 2003 assuming EMC had been included in the operating results of the Company during that period.

	ILNP	EMC	Combined
	December 30, 2003	December 30, 2003	December 30, 2003
	(Six months) (as adjusted)	(Six months) (as adjusted)	(Six months) (as adjusted)
Net sales	$ 86,320	$ 1,684,267	$ 1,770,587
Cost of goods sold	-	1,288,120	1,288,120
Gross profit	$ 86,320	$ 396,147	$ 482,467
Selling and administrative expenses	$ 95,855	$ 165,862	$ 261,717
Salaries and contract labor	1,416,885	133,800	1,550,685
Depreciation and amortization	46,637	5,516	52,153
Legal and professional	111,418	138,000	249,418
Total expenses	$ 1,670,795	$ 443,178	$ 2,113,973
Net (loss) from operations	$ (1,584,475)	$ (47,031)	$ (1,631,506)
Interest expense	$ 122,097	$ 63,458	$ 185,555
Income before income taxes
and discontinued operations	$ (1,706,572)	$ (110,489)	$ (1,817,061)
Gain on discontinued operations	$ -	$ -	$ -
Income before income taxes	$ (1,706,572)	$ (110,489)	$ (1,817,061)
Income tax expense	$ -	$ (44,195)	$ (44,195)
Net income	$ (1,706,572)	$ (66,294)	$ (1,772,866)

Results of operations for the interim periods are not indicative of annual results.

Results of Operations:

For the Three Months ended December 31, 2004 and 2003

Revenue and gross profit for the three months ended December 31, 2004 was $1,348,787 and $222,282, respectively, and reflects the revenue and gross profit derived from EMC’s operations since acquisition on October 7, 2004. The miscellaneous revenue and gross profit of $60,921 for the same period in the prior year represented residual income from the bio tech division sold in May 2004 to Power 3.

Total operating expenses for the three-month period ended December 31, 2004 was $1,232,949. Of this amount, $206,268 was due to EMC’s operations and the balance, or $1,026,681, was due to ILNP corporate. The greater majority of these corporate expenses pertained to legal and professional fees of $942,218, arising from the acquisition of EMC and the reorganization of the Company. The operating expenses in the same three-month period in the prior year were $455,079. Salary and contract labor accounted for $387,791 of this total. Interest expenses for the three months ended December 31, 2004 and 2003 was $110,732 and $67,848, respectively. Interest expense in the three months ended December 31, 2004 pertaining to the EMC operation was $43,781.

The result of the above was a net loss for the three months ended December 31, 2004 of $(1,109,060), compared to a loss of $(462,005) in the same period in 2003.

For the Six Months ended December 31, 2004 and 2003

Revenue and gross profit for the six months ended December 31, 2004 was $1,348,787 and $222,282, respectively, and reflects the revenue and gross profit derived from EMC’s operations since the acquisition on October 7, 2004. The miscellaneous revenue and gross profit of $86,320 for the same period in the prior year represented residual income from the bio tech division sold in May 2004 to Power 3.

Total operating expenses for the three-month period ended December 31, 2004 was $1,299,260. Of this amount, $206,268 was due to EMC’s operations and the balance, or $1,092,992, was due to ILNP corporate. The greater majority of these corporate expenses pertained to legal and professional fees of $ 979,679, arising from the acquisition of EMC and the reorganization of the Company. The operating expenses in the same six-month period in the prior year were $1,670,795. Salary and contract labor accounted for $1,416,885 of this total. Included in the six month amounts in 2003 was a current period expense of $660,000 for the stock grant of 825,000 shares (at $0.80 per share) to the former CEO of the Company. In addition, an additional 200,000 shares (at $0.80 per share) was promised under an option agreement entered into on September 5, 2003 but not yet executed; nor are they anticipated to be executed since the officer is no longer employed by the Company.

Interest expenses for the six months ended December 31, 2004 and 2003 was $161,195 and $122,097 respectively. Interest expense in the six month ended December 31, 2004 pertaining to the EMC operation was $43,781.

The result of the above was a net loss for the six months ended December 31, 2004 of $(1,225,835) compared to a loss of $(1,706,572) in the same period in 2003.

Net (loss) income per share basic and diluted for the three and six months ended December 31, 2004 was $(0.06) and $(0.07) per share, respectively, compared to $(0.04) and $(0.15) in the same respective periods in 2003.

Liquidity and Capital Resources:

The Company had a working capital deficit of $(1,791,248) as at December 31, 2004. This compares to a working capital deficit of $(1,977,216) as at December 31, 2003.

Net cash provided by operations for the six months ended December 31, 2004 was a negative $(887,952), compared to a negative cash flow in the same period in 2003 of $(443,275). The majority of the increase is attributable to the decrease in losses for the comparable periods offset by the non cash requirement generated from stock based compensation in the 2003 period.

The Company obtained funds to operate in the six months ended December 31, 2004 from the issuance of common stock subscriptions in the amount of $315,000 and increased notes payable and bank debt of approximately $600,000.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

It should be noted that in this Management's Discussion and Analysis or Plan of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "believe", "anticipate", "intend", "goal", "expect" and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including, but not limited to: (i) the Company's history of ongoing operating losses; (ii) the overall marketplace and clients' usage of EMC’s products, including demand therefor, the impact of competitive technologies, products and pricing, particularly given the substantially larger size and scale of certain competitors and potential competitors, control of expenses, and revenue generation by the acquisition of new customers; (iii) the consequent results of operations given the aforementioned factors; and (iv) the requirement for the Company to raise additional working capital to fund operations and the availability and terms of any such funding to the Company. Without any such funding, the Company believes it may be forced to curtail operations, and if no alternative to financing, such as a merger or acquisition, is consummated, the Company may not continue as a going concern. Other risks are detailed from time to time in the Company's 2003 Annual Report on Form 10-K, as amended, and in its other Securities and Exchange Commission reports and statements. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

Changes in Internal Controls

No significant changes in the Company's internal controls or in other factors that could significantly affect these controls following the Evaluation Date came to management's attention.

PART II

Item 1. Legal Proceedings.

As of March 30, 2005, the Company was neither a party nor was any of its properties subject to any legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth information relating to all sales of our common stock during the quarter ended December 31, 2004, which sales were not registered under the Securities Act.

During the quarter ended December 31, 2004, had no sales of shares of its common stock. Shares of common stock were subscribed to during the quarter but were not issued.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

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

Date: March 31, 2005
By: /s/ John D. Mazzuto
John D. Mazzuto
Chief Financial Officer, Vice Chairman of the Board, Assistant Secretary and a Director

Date: March 31, 2005
By:  /s/ Crawford Shaw
Crawford Shaw
Chief Executive Officer, Chairman of the Board, President and a Director

Date: March 31, 2005
By: /s/ Dennis O’Neill
Dennis O’Neill
Controller

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Balance Sheet
December 31, 2004
(Unaudited)

ASSETS
Current Assets
Cash	$ 10,900
Accounts receivable	929,330
Inventory	655,913
Prepaid expenses	13,632
Total Current Assets	$ 1,609,775
Investment in common stock	145,725
Property, plant and equipment net of accumulated depreciation	100,043
Other Assets	100,000
Goodwill	418,029
TOTAL ASSETS	$ 2,373,572

See Notes to Financials

LIABILITIES & SHAREHOLDERS' DEFICIT
Current Liabilities
Litigation settlement payable	$ 20,000
Current maturities of long term debt	157,916
Liabilities due to discontinued operations	211,753
Credit card debt - related parties	92,663
Bank line of credit	831,761
Accounts payable	747,740
Other accrued payables	599,704
Accrued salaries, benefits and severance pay	153,032
Accrued interest	370,154
Accrued interest to shareholders and related parties	111,739
Related party payable	76,832
Lease payables	22,906
Contractor payable	4,823
Total Current Liabilities	$ 3,401,023
Long Term Liabilities
Notes payable, net of current maturities	1,080,572
Notes payable related parties and shareholders	388,115
Other debt	53,740
Deferred taxes	92,099
Total Long Term Liabilities	$ 1,614,526
Total Liabilities	$ 5,015,549
Shareholders' Deficit
Common stock, $0.001 par value,
50,000,000 shares authorized,
18,577,750 shares issued and outstanding
at December 31, 2004	18,578
Additional paid-in capital	2,007,687
Subscribed stock	1,123,474
Treasury stock	(45,002)
Retained (deficit)	(5,746,714)
Total Shareholders' Deficit	$ (2,641,977)
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$ 2,373,572

See Notes to Financials

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statement of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	December 31, 2004	December 31, 2003 (as adjusted)	December 31, 2004	December 31, 2003 (as adjusted)

Revenues	$ 1,348,787	$ 60,921	$ 1,348,787	$ 86,320

Cost of Goods Sold	1,126,505	-	1,126,505	-

Gross Profit	$ 222,282	$ 60,921	$ 222,282	$ 86,320

Expenses:
Selling, general & administrative	$ 171,986	$ 16,048	$ 196,108	$ 95,855
Salaries and contract labor	112,774	387,791	117,502	1,416,885
Depreciation and amortization	5,971	23,319	5,971	46,637
Legal and professional fees	942,218	27,921	979,679	111,418
Total Expenses	$ 1,232,949	$ 455,079.00	$ 1,299,260.00	$ 1,670,795
(Loss) from operations	$ (1,010,667)	$ (394,157)	$ (1,076,978.)	$ (1,584,475)

Interest expense	110,732	67,848	161,195	122,097
Net (Loss) from operations	$ (1,121,398)	$ (462,005.)	$ (1,238,173.)	$ (1,706,572)

Miscellaneous income	3,000	-	3,000	-
Provision for income taxes	9,338	-	9,338	-

Net income (loss)	$ (1,109,060)	$ (462,005)	$ (1,225,835)	$ (1,706,572)

Net income (loss) per share basic and diluted	$ (0.06)	$ (0.04)	$ (0.07)	$ (0.15)

Weighted average number of common shares outstanding	18,577,750	11,111,338	18,577,750	11,111,338

See Notes to Financials

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statement of Cash Flows
(Unaudited)

	Six Months Ended
	December 31, 2004	December 31, 2003 (as adjusted)

Operating activities
Net income (loss)	$ (1,225,835)	$ (1,706,888)
Non-cash items
Depreciation and amortization	5,971	46,636
Stock based compensation		734,206
Net changes in working capital accounts	331,912	482,771
Net cash (used) by operating activities	$ (887,952)	$ (443,275)
Investing activities
Additions to property, plant and equipment	(5,264)	-
Other	(1,013)	-
Net cash (used) by investing activities	$ (6,277)	$ -
Financing activities
Bank overdraft	-	7,498
Bank line of credit	111,848	6,642
Notes payable	488,729	58,307
Notes payable related party and shareholders	(138,729)	(1,856)
Other debt	(58,412)	-
Common stock issued	98,475	317,000
Stock subscriptions	315,000	(12,487)
Treasury stock	(45,001)	-
Net cash provided by Financing Activities	$ 771,910	$ 375,104
Net cash increase for period	$ (122,319)	$ (68,171)
Cash at beginning of period	133,219	68,171
Cash at end of period	$ 10,900	$ 0

See Notes to Financials

Note 1 - Basis of presentation

Effective February 11, 2005, the Company changed its name to Industrial Enterprises of America, Inc. from Advanced Bio/Chem, Inc.

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

During 2004, the Company changed its fiscal year from one ending on December 31 to one ending on June 30. Application for the change in accounting year is pending with the Internal Revenue Service. Accordingly, the Company’s transition period that ended on December 31, 2004, includes the six months ended December 31, 2004 (Transition 2004). The following are selected financial data for Transition 2004 and the comparable six-month period of the prior year:

	ILNP	EMC	Combined
	December 30, 2004	December 30, 2004	December 30, 2004
	(Six months)	(Six months) (as adjusted)	(Six months) (as adjusted)
Net sales	$ -	$ 2,289,728	$ 2,289,728
Cost of goods sold	-	1,873,385	1,873,385
Gross profit	$ -	$ 416,343	$ 416,343
Selling and administrative expenses	$ 119,867	$ 145,613	$ 265,480
Salaries and contract labor	33,228	146,028	179,256
Depreciation and amortization	-	4,056	4,056
Legal and professional	936,898	85,781	1,022,679
Total expenses	$ 1,089,993	$ 381,478	$ 1,471,471
Net (loss) from operations	$ (1,089,993)	$ 34,865	$ (1,055,128)
Interest expense	$ 117,909	$ 80,047	$ 197,956
Income before income taxes
and discontinued operations	$ (1,207,902)	$ (45,182)	$ (1,253,084)
Gain on discontinued operations	$ -	$ -	$ -
Income before income taxes	$ (1,207,902)	$ (45,182)	$ (1,253,084)
Income tax expense	$ -	$ (18,073)	$ (18,073)
Net income	$ (1,207,902)	$ (27,109)	$ (1,235,011)

	ILNP	EMC	Combined
	December 30, 2003	December 30, 2003	December 30, 2003
	(Six months)	(Six months) (as adjusted)	(Six months) (as adjusted)
Net sales	$ 86,320	$ 1,684,267	$ 1,770,587
Cost of goods sold	-	1,288,120	1,288,120
Gross profit	$ 86,320	$ 396,147	$ 482,467
Selling and administrative expenses	$ 95,855	$ 165,862	$ 261,717
Salaries and contract labor	1,416,885	133,800	1,550,685
Depreciation and amortization	46,637	5,516	52,153
Legal and professional	111,418	138,000	249,418
Total expenses	$ 1,670,795	$ 443,178	$ 2,113,973
Net (loss) from operations	$ (1,584,475)	$ (47,031)	$ (1,631,506)
Interest expense	$ 122,097	$ 63,458	$ 185,555
Income before income taxes
and discontinued operations	$ (1,706,572)	$ (110,489)	$ (1,817,061)
Gain on discontinued operations	$ -	$ -	$ -
Income before income taxes	$ (1,706,572)	$ (110,489)	$ (1,817,061)
Income tax expense	$ -	$ (44,195)	$ (44,195)
Net income	$ (1,706,572)	$ (66,294)	$ (1,772,866)

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Earnings per share

Basic earnings per share (EPS) includes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. There are warrants to issue an additional 2,600,000 shares as of December 31, 2004, and no warrants or options as of December 31, 2003. None of the warrants have been exercised as of December 31, 2004.

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
For the Three Months Ended
December 31
	2004	2003 (as adjusted)
Net income (loss), as reported	$(1,109,060)	$(464,677)
Less compensation cost determined under the fair value method	-	-
Pro forma net income (loss)	$(1,109,060)	$(464,677)

Basic and dilutive (loss) per share:
As reported	$ (0.06)	$ (0.04)
Pro forma	$ (0.06)	$ (0.04)

For the Six Months Ended
December 31
	2004	2003 (as adjusted)
Net income (loss), as reported	$(1,225,835)	$(1,706,571)
Less compensation cost determined under the fair value method	-	-
Pro forma net (loss)	$(1,225,835)	$(1,706,571)

Basic and dilutive (loss) per share:
As reported	$ (0.07)	$ (0.15)
Pro forma	$ (0.07)	$ (0.15)

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

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock- based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2004 are as follows:

Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.50	2,600,000	4.25	$0.50	2,600,000	$0.50

Summary of Options Granted and Outstanding:

	For the six months ended December 31
	2004		2003 (as adjusted)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of period	-	$ -	-	$ -
Granted	2,600,000	$ 0.50	-	$ -
Cancelled	-	$ -	-	$ -
Outstanding at end of period	2,600,000	$ 0.50	-	$ -

The following table summarizes the pro forma operating results of the Company for December 31, 2004, had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

Proforma net income (loss) available to common stockholders  $ (1,225,835)

Proforma basic and diluted loss per share    $ (0.07)

Note 4 - Line of credit with bank

The Company has a $150,000 renewable line of credit with a commercial bank. The line bears interest at the bank’s prime rate plus 1%. There was an outstanding balance as of December 31, 2004, of $150,957. The line is guaranteed by the personal guarantees of certain shareholders and contains certain financial covenants.

The Company recorded interest expense totaling $161,195 and $122,097 for the six months ended December 31, 2004 and 2003, respectively.

Note 5 - Changes in outstanding shares of common stock

Included in the table below are the changes in shares of common stock since December 31, 2003. See Note 7 for discussion of mergers and acquisitions affecting shares of common stock.

Common
Stock
Outstanding shares of common stock at December 31, 2003	11,111,338
Stock granted to employees	500,000
Debt converted to stock	152,746
Stock issued for cash	1,813,666
Stock issued for services	5,000,000
Outstanding shares of common stock at December 31, 2004	18,577,750

Note 6 - Discontinued operations

On May 11, 2004, by unanimous consent of the Board of Directors and a majority of the stockholders of the Company, the Company entered into an Asset Purchase Agreement with Power 3 Medical Products, Inc., a New York corporation (“Power 3”). Effective May 18, 2004, the purchase agreement was finalized and the assets and certain liabilities were acquired by Power 3 for 15,000,000 shares of common stock of Power 3. (See Note 7 - Mergers and acquisitions for further details.)

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

As previously disclosed, on June 12, 2003, the Company’s directors approved a merger with Ciro International, Inc. (“Ciro”), a Nevada Corporation, whereby the Company would be the surviving entity in a reverse acquisition with Ciro, a public shell company. For accounting purposes, the combination was treated as an issuance of shares for cash by the Company and has not been considered a business combination.

On May 18, 2004, all fixed assets and intellectual property were acquired by Power 3 for 15,000,000 restricted shares of Power 3 common stock, plus employment of certain of the Company’s employees, and assumption of certain liabilities of the Company. The transaction is recognized as a related party transaction and was recorded as an exchange of assets at the book value of the fixed and intellectual properties for the restricted shares.

On October 7, 2004, the Company’s Board of Directors approved a merger with EMC Packaging, Inc., a Delaware corporation (“EMC”). In consideration for the shares of EMC common stock, the EMC stockholders received an aggregate of 2,296,800 shares of the Company’s common stock, valued at $808,474. For accounting purposes, the merger has been considered a business combination.