Form 10QSB
period 2005-03-31
Industrial Enterprises of America, Inc.
filed 2005-06-06
CIK 1059677

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act For the Transition Period from ________ to ___________

Commission File Number: 000-30646

Industrial Enterprises of America, Inc.
(formerly known as Advanced Bio/Chem, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	13-3963499
(State or jurisdiction of incorporation	(I.R.S. Employer
or organization)	Identification No.)

770 South Post Oak Lane, Suite 330 Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

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

As of March 31, 2005, 25,894,190 shares of the registrant’s Common Stock were outstanding.

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

The change is described in further detail in the Company’s Current Report on Form 8-K, filed with the Securities and Exchange Commission (the “Commission”) on March 29, 2005.

Potential Acquisition

As the Company disclosed in a Current Report on Form 8-K filed with the Commission on April 22, 2005, the Company issued a press release on April 21, 2005 announcing that management had agreed in principal to acquire one hundred percent (100%) ownership in a leading manufacturer and seller of automotive chemicals and additives. The acquisition of this private company will result in the target becoming the Company’s wholly owned subsidiary. The Company further announced that management believes that a definitive agreement will be reached, and the transaction will likely be consummated, within forty-five (45) days of the date of the press release, subject to definitive due diligence and certain other conditions. Once a definitive agreement is in fact reached, the Company will file another Current Report on Form 8-K.

Power3 Dispute

As previously disclosed, effective as of May 18, 2004, the Company sold to Power3 Medical Products, Inc., a New York corporation ("Power3"), all of the Company’s assets in consideration for 15,000,000 shares of the common stock, par value $.001 per share, of Power3 (the “Power3 Sale”). The assets disposed of by the Company included all tangible personal property, intellectual property, rights in contracts that the Company was a party to, along with intangible property, including goodwill. In consideration for the benefits that they received by virtue of the transaction, each of the Company’s shareholders that were a party to the Power3 Sale (Ira Goldknopf and Steven B. Rash) (the “Shareholders”) agreed to make the representations, warranties, and indemnifications in the Asset Purchase Agreement between Power3, the Company and the Shareholders (the “Agreement”), jointly and severally, along with the Company.

On May 12, 2005, the Company filed a Current Report on Form 8-K to disclose that the Company’s management is currently reviewing the Power3 Sale. Under the Agreement, Power3 agreed to purchase all of the assets and assume all of the liabilities (with the exception of those specifically excluded) of the Company. Additionally, Section 4.5 of the Agreement provided that the Shareholders would repay the Company’s indebtedness within five (5) business days of the closing date of the Power3 Sale. However, following such sale, $2.8 million in liabilities remained on the books of the Company (the “Liabilities”). Until recently, the Company and Power3 had been negotiating an agreement with respect to the settlement of any and all claims between the Company, Power3 and each of the companies’ principals stemming from the Power3 Sale. However, the Company has terminated settlement discussions. The Company disclosed that it would take action to enforce any rights and remedies it may have with respect to the Power3 Sale and the Liabilities.

Power3 contends that the terms of the Agreement are not clear and are therefore subject to different interpretations. The Company’s management notes Mr. Rash owned approximately 3.92% of the Company’s common stock at the time of the Power3 Sale and Mr. Goldknopf owned approximately 8.23% of the Company’s common stock, resulting in their indirect beneficial ownership at the time of the transaction of an aggregate of approximately 1,822,500 shares. The Company has since informed the Shareholders that management has determined to suspend the shares of the Company’s common stock owned by the Shareholders while it investigates whether these parties breached the fiduciary duties that may have been owed by each of them to the Company, among other matters.

In connection with this dispute, the Company has cancelled the debt of certain former officers, directors and shareholders totaling $699,434 during the quarter ended March 31, 2005 based on a determination that such debt should have been either assumed by Power3 or paid by the shareholder upon consummation of the Power3 Transaction.  While the Company believes that it has a valid basis for such cancellation, there can be no assurance that the cancellation of the liabilities will not be disputed. This cancelled debt was comprised of $388,110 of notes payable; $123,382 of accrued interest; $92,663 of credit card debt; and $95,279 of accounts payable to former shareholders.

Item 1. Financial Statements.

Critical Accounting Policies

The Company believes that the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements

The following significant accounting policies pertain to EMC Packaging, Inc. (“EMC”), the Company’s current sole operating unit at March 31, 2005.

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

The following are selected financial data for Transition 2004 and the comparable nine-month period of the prior year:

	ILNP	EMC	Combined
Nine Months Ended
	March 31, 2005	March 31, 2005	March 31, 2005
	(unaudited)	(unaudited)	(unaudited)
Net sales	$ -	$ 3,121,559	$ 3,121,559
Cost of goods sold	-	2,613,977	2,613,977
Gross profit	$ -	$ 507,582	$ 507,582
Selling and administrative expenses	$ 242,801	$ 242,830	$ 485,631
Salaries and contract labor	250,000	222,168	472,168
Depreciation and amortization	-	6,515	6,515
Legal and professional	1,402,016	43,674	1,445,690
Total expenses	$ 1,894,817	$ 515,187	$ 2,410,004
Net (loss) from operations	$ (1,894,817)	$ (7,605)	$ (1,887,212)
Interest expense	$ 181,972	$ 119,753	$ 301,725
Income before income taxes
and discontinued operations	$ (2,076,789)	$ (127,358)	$ (2,204,147)
Gain on discontinued operations	$ -	$ -	$ -
Income before income taxes	$ (2,076,789)	$ (127,358)	$ (2,204,147)
Income tax expense	$ -	$ -	$ -
Net income	$ (2,076,789)	$ (127,358)	$ (2,204,147)

The following is the pro forma operating results for the nine months ended March 31, 2004 assuming EMC had been included in the operating results of the Company during that period.

	ILNP	EMC	Combined
Nine Months Ended
	March 31, 2004	March 31, 2004	March 31, 2004
	(unaudited)	(unaudited)	(unaudited)
Net sales	$ 224,157	$ 2,763,026	$ 2,987,183
Cost of goods sold	-	2,113,356	2,113,356
Gross profit	$ 224,157	$ 649,670	$ 873,827
Selling and administrative expenses	$ 160,573	$ 258,000	$ 418,573
Salaries and contract labor	1,611,925	205,846	1,817,771
Depreciation and amortization	67,535	8,754	76,289
Legal and professional	141,373	207,000	348,373
Total expenses	$ 1,981,406	$ 679,600	$ 2,661,006
Net (loss) from operations	$ (1,757,249)	$ (29,930)	$ (1,727,319)
Interest expense	$ 175,153	$ 99,073	$ 274,226
Income before income taxes
and discontinued operations	$ (1,932,402)	$ (129,003)	$ (2,001,545)
Gain on discontinued operations	$ -	$ -	$ -
Income before income taxes	$ (1,932,402)	$ (129,003)	$ (2,001,545)
Income tax expense	$ -	$ -	$ -
Net income	$ (1,932,402)	$ (129,003)	$ (2,001,545)

Results of operations for the interim periods are not indicative of annual results.

Results of Operations

For the Three Months ended March 31, 2005 and 2004

Revenue and gross profit for the three months ended March 31, 2005 was $831,831 and $91,239, respectively, and reflects the revenue and gross profit derived from EMC’s operations during the quarter. The miscellaneous revenue and gross profit of $137,837 for the same period in the prior year represented residual income from the bio tech division which was sold in May 2004 to Power3.

Total operating expenses for the three-month period ended March 31, 2005 was $946,745. Of this amount, $172,231 was due to EMC’s operations and the balance, or $774,514, was due to the Company’s corporate expenses. The greater majority of these corporate expenses pertained to legal and professional fees of $502,079, arising from the ongoing reorganization of the Company.

The operating expenses in the same three-month period in the prior year were $167,727. Interest expenses for the three months ended March 31, 2005 and 2004 was $103,769 and $51,942, respectively, with the increase primarily attributable to $39,705 of interest expense incurred by EMC during the three months ended March 31, 2005.

During the quarter ended March 31, 2005, the Company cancelled $699,434 of certain liabilities related to the Power3 Liabilities disclosed above in “Recent Developments - Power3 Dispute”. These cancelled liabilities are comprised of $388,110 of notes payable; $123,382 of accrued interest; $92,663 of credit card debt; and $95,279 of accounts payable to former shareholders.

The result of the above was a net loss for the three months ended March 31, 2005 of $(956,275), compared to a loss of $(81,832) in the same period in 2004.

For the Nine Months ended March 31, 2005 and 2004

Revenue and gross profit for the nine months ended March 31, 2005 was $2,180,618 and $313,521, respectively, and reflects the revenue and gross profit derived from EMC’s operations since the acquisition on October 7, 2004. The miscellaneous revenue and gross profit of $224,157 for the same period in the prior year represented residual income from the bio tech division sold in May 2004 to Power3.

Total operating expenses for the nine-month period ended March 31, 2005 was $2,275,147. Of this amount, $336,048 was due to EMC’s operations and the balance, or $1,939,099, was due to the Company’s corporate expenses. The greater majority of these corporate expenses pertained to legal and professional fees of $1,446,297 arising from the acquisition of EMC and the reorganization of the Company. The operating expenses in the same nine-month period in the prior year were $1,981,406. Salary and contract labor accounted for $1,611,925 of this total.

Interest expense for the nine months ended March 31, 2005 and 2004 was $264,964 and $175,153, respectively. Interest expense in the nine months ended March 31, 2005 incurred by the EMC operation was $82,992 incurred since the October 7, 2004 acquisition.

As previously discussed, during the quarter ended March 31, 2005, the Company cancelled $699,434 of certain liabilities related to the Power3 Liabilities disclosed above in “Recent Developments - Power3 Dispute”. These cancelled liabilities are comprised of $388,110 of notes payable; $123,382 of accrued interest; $92,663 of credit card debt; and $95,279 of accounts payable to former shareholders.

The result of the above was a net loss for the nine months ended March 31, 2005 of $(2,220,590) compared to a loss of $(1,929,954) in the same period in 2003-2004.

Net (loss) income per share basic and diluted for the three and nine months ended March 31, 2005 was $(0.04) and $(0.09) per share, respectively, compared to $(0.01) and $(0.15) in the respective periods for the prior year.

Liquidity and Capital Resources

The Company had a working capital deficit of $(99,812) as of March 31, 2005. This compares to a working capital deficit of $(1,745,622) as of March 31, 2004.

Net cash provided by operations for the nine months ended March 31, 2005 was a negative $(1,231,090), compared to a negative cash flow in the same period in 2003-2004 of $(708,598). This increase in funds used by operations was attributable to the increased net loss and $734,206 of stock-based compensation (a non-cash item) in the 2003-2004 nine-month period.

Net cash used by investing activities was minimal in the nine-month period ended March 31, 2005; there was no investing activity in the comparable period in 2003-2004.

The Company obtained funds to operate in the nine months ended March 31, 2005 from the issuance of common stock and subscriptions in the amount of $901,000 and a net increase in notes payable shareholders and related parties of approximately $340,000.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

It should be noted that this Management's Discussion and Analysis or Plan of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "believe", "anticipate", "intend", "goal", "expect" and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including, but not limited to: (i) the Company's history of ongoing operating losses; (ii) the Company's ability to reach a definitive agreement with the target described in “Recent Developments - Potential Acquisition”; (iii) the overall marketplace and clients' usage of EMC's products and those of the target, if and when the potential acquisition is consummated, including demand therefor, the impact of competitive technologies, products and pricing, particularly given the substantially larger size and scale of certain competitors and potential competitors, control of expenses, and revenue generation by the acquisition of new customers; (iv) the consequent results of operations given the aforementioned factors; and (v) the requirement for the Company to raise additional working capital to fund operations and the availability and terms of any such funding to the Company. Without any such funding, the Company believes it may be forced to curtail operations, and if no alternative to financing, such as a merger or acquisition, is consummated, the Company may not continue as a going concern. Other risks are detailed from time to time in the Company's 2003 Annual Report on Form 10-KSB, as amended and in its other Commission reports and statements. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Exchange Act Rule 13a-15(e)) as of the end of the period being reported (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures, while improving, were still not effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Such officers reached this conclusion because this current filing was delayed. Management has reviewed the recommendations set forth in a letter from the Company’s auditors and are still implementing such recommendations to bring the Company’s disclosure controls and procedures in line with such recommendations. The Company’s independent auditors have made a number of recommendations including, but not limited to, the following: (i) the Company should improve accounting controls through the formalization of accounting practices through promulgation of accounting policies and procedures, and (ii) additional recommendations related to improving internal controls through the separation of duties within the accounting function. Management has hired outside consultants to help with this process.

Changes in Internal Controls

No significant changes in the Company's internal controls or in other factors that could significantly affect these controls following the Evaluation Date came to management's attention.

PART II
Item 1. Legal Proceedings.

As of March 31, 2005, the Company was neither a party nor were any of its properties subject to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth information relating to all sales of our common stock during the quarter ended March 31, 2005, which sales were not registered under the Securities Act.

During the quarter ended March 31, 2005, the Company sold an aggregate of 3,757,500 shares of its common stock in a private placement to accredited investors as well as for accrued interest and services rendered, at prices between $0.05 and $0.20 per share. Each of the purchasers in this private placement represented his or her intention to acquire the securities for investment only and not with a view toward distribution. None of the shares of the Company’s common stock were sold through an underwriter and there were no underwriting discounts or commissions involved. These sales and purchases in the private placement were exempt from registration under the Securities Act pursuant to Section 4(2) and the regulations promulgated thereunder, on the basis that the private placement did not involve a public offering.

Other than the securities mentioned above, the Company did not issue or sell any securities during the quarter ended March 31, 2005.

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

Date: June 3, 2005
By: /s/ John D. Mazzuto
John D. Mazzuto, Chief Financial
Officer, Vice Chairman of the Board, Assistant Secretary
and a Director

Date: June 3, 2005
By: /s/ Crawford Shaw
Crawford Shaw, Chief Executive Officer,
Chairman of the Board, President and a Director

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Balance Sheet
March 31, 2005
(Unaudited)

March 31, 2005
(Unaudited)
ASSETS
Current Assets
Cash	$ 15,530
Accounts receivable	572,772
Due from related parties	6,984
Inventory	573,728
Prepaid expenses	65,798
Total Current Assets	$ 1,234,812
Investment in common stock	145,725
Property, plant and equipment net of accumulated depreciation	102,475
Other Assets	95,833
Goodwill	418,029
TOTAL ASSETS	$ 1,996,874

See Notes to Financials

LIABILITIES & SHAREHOLDERS' DEFICIT
Current Liabilities
Current maturities of long term debt	$ 646,115
Accounts payable	391,572
Other accrued payables	250,000
Accrued interest to shareholders and related parties	46,937
Total Current Liabilities	$ 1,334,624
Long Term Liabilities
Convertible notes payable shareholders	350,000
Disputed debt	1,994,150
Total Long Term Liabilities	$ 2,344,150
Total Liabilities	$ 3,678,774
Shareholders' Deficit
Common stock, $0.001 par value,
50,000,000 shares authorized,
25,894,190 shares issued and outstanding
at March 31, 2005	$ 25,894
Additional paid-in capital	4,805,776
Subscribed stock	2,000
Stock subscriptions receivable	(10,000)
Retained (deficit)	(6,505,570)
Total Shareholders' Deficit	$ (1,681,900)
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$ 1,996,874

See Notes to Financials

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statement of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

Revenues	$ 831,831	$ 137,837	$ 2,180,618	$ 224,157

Cost of Goods Sold	740,592.00	-	1,867,097	-

Gross Profit	$ 91,239	$ 137,837	$ 313,521	$ 224,157

Expenses:
Selling, general & administrative	$ 112,452	$ 40,094	$ 413,260	$ 160,573
Salaries and contract labor	326,140	56,311	410,414	1,611,925
Depreciation and amortization	3,900	22,508	4,502	67,535
Legal and professional fees	504,253	48,814	1,446,971	141,373
Total Expenses	$ 946,745	$ 167,727	$ 2,275,147	$ 1,981,406
(Loss) from operations	$ (855,506)	$ (29,890)	$ (1,961,626)	$ (1,757,249)

Interest expense	$ 103,769	51,942	264,964	175,153
Net (Loss) from operations	$ (959,275)	$ (81,832.07)	$ (2,226,590)	$ (1,932,401)

Miscellaneous income	3,000	-	6,000	2,448

Net income (loss)	$ (956,275)	$ (81,832)	$ (2,220,590)	$ (1,929,954)

Net income (loss) per share basic and diluted	$ (0.04)	$ (0.01)	$ (0.09)	$ (0.15)

Weighted average number of common shares outstanding	25,894,190	12,624,672	25,894,190	12,624,672

See Notes to Financials

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31, 2005	March 31, 2004

Operating activities
Net income (loss)	$ (2,220,590)	$ (1,788,720)
Non-cash items
Depreciation and amortization	4,502	69,948
Stock based compensation	-	734,206
Net changes in working capital accounts	984,998	275,968
Net cash (used) by operating activities	$ (1,231,090)	$ (708,598)
Investing activities
Additions to property, plant and equipment	(9,353)	-
Other	(1,013)	-
Net cash (used) by investing activities	$ (10,366)	$ -
Financing activities
Bank overdraft	-	14,996
Proceeds from bank line of credit	58,361	(9,160)
Payments towards bank line of credit	(50,825)	15,001
Proceeds from issuance of debt	-	58,343
Principal payments on debt	-	(36)
Proceeds from notes payable related party and shareholders	911,722	(100)
Payments on related party loans	(572,706)	(1,963)
(Decrease) increase in credit card debt	(15,024)	(4,212)
Proceeds from issuance of common stock	899,000	582,000
Stock subscriptions	2,000	(12,487)
Stock subscriptions receivable	(10,000)	-
Net cash provided by Financing Activities	$ 1,222,527	$ 642,383
Net cash increase for period	$ (18,929)	$ (66,215)
Cash at beginning of period	34,459	68,171
Cash at end of period	$ 15,530	$ 1,956

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:

Interest paid	$ 94,802	$ 12,318

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt converted to common stock	$ 96,409	$ 10,000
Accrued interest converted to stock	$ 33,660	$ 2,991
Lease payable converted to stock	$ -	$ 14,474
Stock issued for services	$ 723,000	$ 734,206
Debt converted to paid in capital	$ 699,434	$ -

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

During 2004, the Company changed its fiscal year from one ending on December 31 to one ending on June 30. Application for the change in accounting year is pending with the Internal Revenue Service. Accordingly, the Company’s transition period that ended on December 31, 2004, includes the six months ended December 31, 2004 (Transition 2004). The following are selected financial data for Transition 2004 and the comparable nine-month period of the prior year:

	ILNP	EMC	Combined
	March 31, 2005	March 31, 2005	March 31, 2005
	(Nine months)	(Nine months)	(Nine months)
Net sales	$ -	$ 3,121,559	$ 3,121,559
Cost of goods sold	-	2,613,977	2,613,977
Gross profit	$ -	$ 507,582	$ 507,582
Selling and administrative expenses	$ 242,801	$ 242,830	$ 485,631
Salaries and contract labor	250,000	222,168	472,168
Depreciation and amortization	-	6,515	6,515
Legal and professional	1,402,016	43,674	1,445,690
Total expenses	$ 1,894,817	$ 515,187	$ 2,410,004
Net (loss) from operations	$ (1,894,817)	$ (7,605)	$ (1,887,212)
Interest expense	$ 181,972	$ 119,753	$ 301,725
Income before income taxes
and discontinued operations	$ (2,076,789)	$ (127,358)	$ (2,204,147)
Gain on discontinued operations	$ -	$ -	$ -
Income before income taxes	$ (2,076,789)	$ (127,358)	$ (2,204,147)
Income tax expense	$ -	$ -	$ -
Net income	$ (2,076,789)	$ (127,358)	$ (2,204,147)

	ILNP	EMC	Combined
	March 31, 2004	March 31, 2004	March 31, 2004
	(Nine months)	(Nine months)	(Nine months)
Net sales	$ 224,157	$ 2,763,026	$ 2,987,183
Cost of goods sold	-	2,113,356	2,113,356
Gross profit	$ 224,157	$ 649,670	$ 873,827
Selling and administrative expenses	$ 160,573	$ 258,000	$ 418,573
Salaries and contract labor	1,611,925	205,846	1,817,771
Depreciation and amortization	67,535	8,754	76,289
Legal and professional	141,373	207,000	348,373
Total expenses	$ 1,981,406	$ 679,600	$ 2,661,006
Net (loss) from operations	$ (1,757,249)	$ (29,930)	$ (1,727,319)
Interest expense	$ 175,153	$ 99,073	$ 274,226
Income before income taxes
and discontinued operations	$ (1,932,402)	$ (129,003)	$ (2,001,545)
Gain on discontinued operations	$ -	$ -	$ -
Income before income taxes	$ (1,932,402)	$ (129,003)	$ (2,001,545)
Income tax expense	$ -	$ -	$ -
Net income	$ (1,932,402)	$ (129,003)	$ (2,001,545)

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Earnings per share

Basic earnings per share (EPS) includes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. There are warrants to issue an additional 2,400,000 shares as of March 31, 2005, and no warrants or options as of March 31, 2004. None of the warrants have been exercised as of March 31, 2005.

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

	For the Three Months Ended
	March 31

	2005	2004
Net income (loss), as reported	$(956,275)	$(81,832)
Less compensation cost determined under the fair value method	-	-
Pro forma net income (loss)	$(956,275)	$(81,832)

Basic and dilutive (loss) per share:
As reported	$ (0.04)	$ (0.01)
Pro forma	$ (0.04)	$ (0.01)

	For the Nine Months Ended
	March 31

	2005	2004
Net income (loss), as reported	$(2,220,590)	$(1,929,954)
Less compensation cost determined under the fair value method	-	-
Pro forma net (loss)	$(2,220,590)	$(1,929,954)

Basic and dilutive (loss) per share:
As reported	$ (0.09)	$ (0.15)
Pro forma	$ (0.09)	$ (0.15)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and options may be granted in future years.

Steven Rash, former CEO, was granted 825,000 shares of common stock at $0.80 per share for a charge of $660,000 against operations for the quarter ended September 30, 2003. In addition, pursuant to Mr. Rash’s September 5, 2003, employment contract, an option agreement for an additional 200,000 shares at the exercise price of $0.80 was promised, but as yet not executed. No charge to current operations has been made for the unexecuted option. These options are not anticipated to be executed. As of March 31, 2005, and in connection with the disputed liabilities related to the dispute between the Company and Power 3 Medical Products, Inc. (Power3) (Please see “Recent Development - Power3 Dispute in the Company’s 10-QSB for the quarter ended March 31, 2005), the Company elected to suspend the shares of common stock previously issued to Mr. Rash while it investigates whether Mr. Rash (i) breached his fiduciary duties while holding the position of officer of the Company, and (ii) perpetrated a fraud on the rights of the other Company stockholders in connection with the Company’s sale of all of its assets to Power3. At the time of the sale of assets to Power3, Mr. Rash owned approximately 3.92% of the Company’s common stock.

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock- based compensation prescribed therein are shown below. There are no stock options granted or outstanding as of March 31, 2005.

The following table summarizes the pro forma operating results of the Company for March 31, 2005, had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

Proforma net income (loss) available to common stockholders	$ (2,220,590)

Proforma basic and diluted loss per share	$ (0.09)

As of March 31, 2005, warrants for 2,500,000 shares of common stock have not been exercised.

Note 4 - Line of credit with bank

The Company has a $150,000 renewable line of credit with a commercial bank. The line bears interest at the bank’s prime rate plus 1%. There was an outstanding balance as of March 31, 2005, of $150,000. The line is guaranteed by the personal guarantees of certain shareholders and contains certain financial covenants. The balance on this line of credit is one of the disputed liabilities related to the sale of assets to Power3. See “Recent Developments - Power3 Dispute” in the Company’s 10-QSB for the quarter ended March 31, 2005.

The Company recorded interest expense totaling $264,964 and $175,153 for the nine months ended March 31, 2005 and 2004, respectively.

Note 5 - Changes in common shares outstanding

Included in the table below are the changes in common shares since June 30, 2004. See Note 6 for discussion of mergers and acquisitions affecting common shares.

Common
Shares
Outstanding common shares at June 30, 2004	15,384,275
Stock options exercised	1,875,000
Stock certificates cancelled	(6,730,173)
Debt converted to stock	190,615
Stock issued to EMC shareholders	2,296,800
Stock issued for services	6,515,000
Stock issued for cash	6,362,500
Outstanding common shares at March 31, 2005	25,894,017

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

Note 8 - Disputed Liabilities

In connection with the disposed assets to Power 3 Medical Products as discussed in Note 6 and Note 7, various liabilities were to transfer to Power 3 along with the assets. In May 2005, the Company disclosed that its management was reviewing the terms of the sale of assets to Power3. Pursuant to the Asset Purchase Agreement (Agreement) between Power3, the Company and Steven B. Rash and Ira Goldknopf (Shareholders), Power3 was to assume all of the outstanding liabilities of the Company in consideration for the purchase of all of the Company’s assets. However, following the sale, approximately $2.8 million in liabilities (liabilities) remained with the Company. As previously disclosed by the Company, the parties were attempting to settle the dispute, but the Company’s management has elected to discontinue settlement discussions and to pursue any rights and remedies it may have with respect to the sale of all of its assets to Power3 and the Liabilities.

Note 9 - Cancellation of Debt

The Company has cancelled the debt of certain former officers, directors and shareholders totaling $699,434 during the quarter ended March 31, 2005, based on a determination that such debt should have been either assumed by Power3 or paid by the shareholder upon consummation of the Power3 transaction. While the Company believes that it has a valid basis for such cancellation, there can be no assurance that the cancellation of the liabilities will not be disputed. The cancelled debt comprising of $388,110 of notes payable; $123,382 of accrued interest; $92,663 of credit card debt; and $95,279 of accounts payable to former shareholders, was adjusted to additional paid-in capital.