Form 10KSB
period 2004-06-30
Industrial Enterprises of America, Inc.
filed 2005-07-18
CIK 1059677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from December 31, 2003 to June 30, 2004

Commission file number: 000-30646

Industrial Enterprises of America, Inc.
(formerly known as Advanced Bio/Chem, Inc.)
(Name of Small Business Issuer in its charter)

Nevada	13-3963499
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

770 South Post Oak Lane, Suite 330, Houston, Texas	77056
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(713) 622-2875

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered	Name of each exchange on which registered

None	None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended June 30, 2005 were approximately $3,830,000.

The aggregate market value of common stock held by non-affiliates as of June 30, 2005 was approximately $8,514,525.

The number of shares of common stock of the registrant outstanding as of June 30,, 2005 was 30,409,017

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

.

.

RECENT DEVELOPMENTS

Acquisition of Unifide Industries, LLC and Todays Way

As previously disclosed on a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”), as of June 30, 2005, Industrial Enterprises of America, Inc. (formerly Advanced Bio/Chem, Inc.), a Nevada corporation (the “Company”), acquired one hundred percent (100% ) ownership of (i) Unifide Industries, Limited Liability Company, a New Jersey limited liability company (“Unifide”), a leading marketer and seller of automotive chemicals and additives for consideration of an aggregate of approximately $3.1 million in cash, notes and stock and (ii) Todays Way Manufacturing, LLC, a New Jersey limited liability company (“Todays”), the company that manufactures and packages the products sold by Unifide, for consideration of an aggregate of approximately $950,000 in cash, notes and stock. As a result of the acquisitions, each of Unifide and Todays became a wholly owned subsidiary of the Company as of June 30, 2005.

Appointment of New Directors

As previously disclosed by the Company on a Current Report on Form 8-K filed with the SEC, in June 2005, the Company’s Board of Directors appointed Jerome Davis, Lou Frey, Jr. and Robert J. Casper as new members of the Board of the Company beginning on July 18, 2005. Each of the new directors will also be designated for a position on the Audit Committee of the Board of Directors once the Company establishes such committee. The Company is now in the process of establishing the Audit Committee of the Board of Directors.  Each of the new members of the Board will serve as a Director until the next annual meeting of stockholders or thereafter until his successor is chosen and qualified.

2005 Private Placement of Notes

As of July 13, 2005, the Company offered and sold an aggregate of $500,000 worth of promissory notes and warrants to purchase shares of its common stock. The purchasers in this private placement represented his or her intention to acquire the securities for investment only and not with a view toward distribution. These securities were not sold through an underwriter and there were no underwriting discounts or commissions involved, however, a placement agent was used. These sales and purchases in the private placement were exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), and the regulations promulgated thereunder, on the basis that the private placement did not involve a public offering.

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

The closing of the reorganization occurred on December 2, 1997, and Mid-Way (Florida) issued 2,500,000 post-stock split shares to Mr. Murray A. Wilson, the sole stockholder of Ciro Jewelry (Delaware), in return for all of the outstanding stock of Ciro Jewelry (Delaware). As a result of the merger, the Merger Sub changed its name to Ciro Jewelry, Inc. ("Ciro Jewelry"); the then-current sole officer and director resigned as the sole officer and director of both the Company and Ciro Jewelry and simultaneously appointed Mr. Wilson as the sole director of each entity.

In connection with the aforementioned reorganization, Mr. Alan Cohen canceled 9,400,000 of the 10,000,000 pre-stock split shares held by him. He also sold 260,000 of his pre-stock split shares to Mr. Wilson for $26,000 and 140,000 of his pre-stock split shares to Mr. Laszlo Schwartz, a former officer of the Company, for $14,000.

In December 1997, Mid-Way (Florida) changed its name to Ciro International, Inc. ("Ciro"); at the same time, Ciro merged with Mid-Way Medical and Diagnostic Center, Inc., a Nevada corporation, which was established solely for the purpose of changing the domicile of the Company from the State of Florida to the State of Nevada.

On April 21, 2003, Ciro and Advanced Bio/Chem, Inc., a Texas corporation (“ABC Texas”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby a wholly owned subsidiary of Ciro, Ciro Acquisition Corp., a Texas corporation (which was inappropriately identified in the Merger Agreement as Advanced Bio/Chem Acquisition Corp.), merged with and into ABC Texas in a tax free exchange of shares at which time ABC Texas became a wholly owned subsidiary of Ciro (the "Merger"). On June 12, 2003, the effective date of the Merger, the stockholders of ABC Texas received shares of Ciro on a one-for-one basis in exchange for their shares in ABC Texas. As a result of the Merger, on the effective date, the stockholders of ABC Texas held approximately 65% of the issued and outstanding shares of common stock of the Company, and the Company owns 100% of the issued and outstanding shares of common stock of ABC Texas. At the effective time of the Merger, the officers of ABC Texas remained the management team of ABC Texas and certain of those employees became officers of the Company. Following the Merger, the Board of Directors of the Company consisted of persons nominated by the stockholders of ABC Texas prior to the Merger.

The Company amended its Articles of Incorporation to change its name from “Ciro International, Inc.” to “Advanced Bio/Chem, Inc.” by filing a Certificate of Amendment on June 20, 2003 with the Secretary of State of the State of Nevada. Additionally, subsequent to December 31, 2003, effective as of December 9, 2004, the Company amended its Articles of Incorporation to change its name from “Advanced Bio/Chem, Inc.” to “Industrial Enterprises of America, Inc.” by filing a Certificate of Amendment with the Secretary of State of the State of Nevada.

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

In May 2004, the Company, entered into an Asset Purchase Agreement (the “Agreement”), among the Company, Power3 Medical Products, Inc., a New York corporation ("Power3") and Steven B. Rash and Ira Goldknopf (collectively, the "Shareholders"). According to the Company’s records, the sale to Power3 (the “Power3 Sale”) was approved by the Company’s shareholders by proxy. As provided in the Agreement, the Company sold to Power3 all of the Company’s assets in consideration for 15,000,000 shares of the common stock, par value $.001 per share, of Power3 and Power3’s assumption of all of the Company’s liabilities. The assets disposed of by the Company included all tangible personal property, intellectual property, rights in contracts that the Company is a party to, along with intangible property, including goodwill. In consideration for the benefits that they received by virtue of the transaction, each of the Shareholders agreed to make the representations, warranties, and indemnifications in the Agreement jointly and severally, along with the Company, and each of the Shareholders agreed to enter into and be bound by a Non-Competition Agreement and an Employment Agreement containing, among other things, covenants respecting confidentiality, non-competition and non-solicitation. Following the Power3 Sale, the Company was once again a shell entity with no defined business purpose.

Note that on May 12, 2005, the Company filed a Current Report on Form 8-K to disclose that the Company’s management is currently reviewing the Power3 Sale. Under the Agreement, Power3 agreed to purchase all of the assets and assume all of the liabilities (with the exception of those specifically excluded) of the Company. Additionally, Section 4.5 of the Agreement provided that the Shareholders would repay the Company’s indebtedness within five (5) business days of the closing date of the Power3 Sale. However, following such sale, $2.8 million in liabilities remained on the books of the Company (the “Liabilities”). Until recently, the Company and Power3 had been negotiating an agreement with respect to the settlement of any and all claims between the Company, Power3 and each of the companies’ principals stemming from the Power3 Sale. However, the Company has terminated settlement discussions. The Company disclosed that it would take action to enforce any rights and remedies it may have with respect to the Power3 Sale and the Liabilities.

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

Business of the Issuer

The Company now operates as a holding company with three wholly-owned subsidiaries, EMC Packaging, Inc., a Delaware corporation (“EMC”), Unifide and Todays.

As previously disclosed, in October 2004, the Company purchased all of the issued and outstanding capital stock (the “EMC Shares”) of EMC from the holders of all of the issued and outstanding capital stock of EMC. On the effective date of the purchase of the EMC Shares, EMC became the Company’s wholly owned subsidiary. EMC markets and sells the products that had been offered by EMC prior to the purchase of the EMC Shares. EMC supplies refrigerant in units used by ultimate end users. EMC’s dusters are used in the computer and electronics industries, as well as the photographic market, as an aerosol cleaner. EMC’s products are also used in forensic medicine to freeze medical specimens, and EMC packages the only Coast Guard approved boat horns. All of these products use a refrigerant packaged and marketed by EMC.

EMC’s products were sold, and will continue to be sold, nationally. EMC’s clients encompass a variety of industries, including the automotive, electronic (such as computer manufacturers) and photographic industries. Through EMC, the Company offers the same products in the same areas as offered by EMC prior to the purchase. EMC has been in the business of packaging, marketing and selling refrigerants since 1974; however, this is a new area of business for the Company. Although EMC will continue to use the property, plant, equipment, management and employees of EMC existing prior to the purchase, there are no guarantees that the Company will succeed in establishing a profitable line of business.

In December 2004, the Company’s Board approved the change in the Company’s fiscal year end from December 31 to June 30. The Company, as the parent of EMC, is now a holding company of an operating subsidiary. The fiscal year end of EMC is June 30; therefore, in order to more closely align its operations and internal controls with that of its wholly owned subsidiary, the Board of Directors approved the change in the Company’s fiscal year end.

As previously disclosed and as discussed above in “Recent Developments”, effective as of June 30, 2005, the Company acquired one hundred percent (100%) ownership of (i) Unifide, a leading marketer and seller of automotive chemicals and additives and (ii) Todays, a company that manufactures and packages the products sold by Unifide. On the effective date of the purchase, each of Unifide and Todays became a wholly owned subsidiary of the Company.

Each of Unifide and Todays has been in operations for over six years. Unifide markets specialty automotive products under proprietary trade names such as TMP (Taylor Made Products), Nu-Energy and Tradco/Phoenix, as well as private labels. Todays manufactures and packages the products to be sold by Unifide. The acquisition of Unifide and Todays brings an experienced marketing and sales force to the Company’s core packaging business and is expected to provide cross-selling opportunities between the Company's proprietary brands.

Through Unifide and Todays, the Company offers the same products in the same areas as offered by Unifide and Todays prior to the June 2005 purchase. Unifide has been in business since 1989 and Todays has been in business since 2002; however, this is a new area of business for the Company. Although each of Unifide and Todays will continue to use the property, plant, equipment, management and employees of Unifide existing prior to the purchase, there are no guarantees that the Company will succeed in establishing a profitable line of business.

The raw materials used by each of the Company’s wholly owned subsidiaries are widely available. Routine government approval for the businesses of each of EMC, Unifide and Todays is required, and has been received by each of the companies. Additionally, the Environmental Protection Agency performs regular, routine reviews of the business of each of the subsidiaries. The costs and effects of regulatory compliance with respect to each of EMC, Unifide and Todays are minimal.

Products; Trademarks, Licenses

None.

Competition

Following the sale of the Company’s assets to Power3 in May 2004, the Company was again in essence a “shell” entity until the purchase of the EMC in October 2004 and Unifide and Todays in June 2005. The Company, as the new parent company of EMC, Unifide and Todays and through each of these subsidiaries, intends to continue to market and sell the products that had been offered by the subsidiaries prior to the respective purchases. Each of EMC, Unifide and Todays operates in highly competitive and fragmented business segments, and none is dominant within its segments.

Employees

The Company employs approximately 60 people, including two senior managers, approximately 50 employees at EMC, and approximately 11 employees at Unifide. Todays has 1 employee.

Item 2. Description of Property.

The Company leased office and laboratory space under an operating lease from Houston Advanced Research Center (“HARC”), a Texas non-profit corporation, in The Woodlands, Texas. Rent was $3,808 per month. The original term of the lease expired August 2002 and the Company rented the facility from HARC on a month-to-month basis until June 2004, when new lease space was obtained elsewhere in The Woodlands, Texas. The Company currently leases office space in New York, New York on a month-to-month basis, at the rate of $3,400 per month. Through EMC, the Company currently leases office and packaging facilities in Lakewood, New Jersey under a lease agreement expiring September 2010, at the current annual rate of $120,000. Through Unifide, the Company currently leases office space in West Long Branch, New Jersey and warehouse facilities in Harrison, New Jersey and Conshohocken, Pennsylvania at an annual aggregate cost of $116,000. Through Todays, the Company currently leases manufacturing and warehouse space in Akron, Ohio at an annual cost of $144,000 We believe that our facilities are adequate for our current needs.

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

Item 4. Submission of Matters to a Vote of Security Holders.

In connection with the sale of substantially all of the Company’s assets to Power3, on May 11, 2004, the Company’s former management attempted to approve the sale through a written consent of a majority of its stockholders, as permitted under Nevada corporate law. Certain of the Company’s stockholders were solicited by the Company’s former management specifically to consent to the Power3 Sale. Consequently, an aggregate of 9,725,000 shares were voted in favor of such sale. However, the validity of this approval is currently being reviewed by the Company’s management because, among other matters, according to the Company’s records, 5,500,000 of the shares voted in favor of such sale were not issued until May 13, 2004.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Since February 11, 2005, the Company’s common stock has been traded on the “pink sheets” under the symbol ILNP.PK. Prior to such date, the Company's common stock was traded on the pink sheets under the symbol AVBC.PK. The following sets forth the range of the closing bid prices for the Company's common stock for the transition period from December 31, 2003 through June 30, 2004, and for the quarterly periods for the years ended December 31, 2003 and December 31, 2002. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's common stock.

	High Bid	Low Bid
Quarter Ended March 31, 2004	1.25	0.50
Quarter Ended June 30, 2004	0.65	0.10

Quarter Ended March 31, 2003	0.41	0.10
Quarter Ended June 30, 2003	0.43	0.41
Quarter Ended September 30, 2003	3.80	1.15
Quarter Ended December 31, 2003	1.15	0.60

	High Bid	Low Bid
Quarter Ended March 31, 2002	1.19	0.65
Quarter Ended June 30, 2002	1.10	0.25
Quarter Ended September 30, 2002	0.25	0.10
Quarter Ended December 31, 2002	0.10	0.10

The prices shown above through the quarter ended March 31, 2003 relate to the Company’s predecessor, Ciro, which was traded on the pink sheets under the symbol CIRR.PK.

The approximate number of holders of the common stock of the Company as of June 23, 2005 was 307.

No cash dividends were declared by the Company during the transition period ended June 30, 2004.  While the payment of dividends rests within the discretion of the Board of Directors, it is not anticipated that cash dividends will be paid in the foreseeable future, as the Company intends to retain earnings, if any, for use in the development of its business. The payment of dividends is contingent upon the Company's future earnings, if any, the Company's financial condition and its capital requirements, general business conditions and other factors.

No shares were available for issuance under any equity compensation plan at December 31, 2003.

Other than the offers and sales of securities previously disclosed in the Company’s Forms 10-QSB, the Company did not issue or sell any securities during the transition period ended June 30, 2004.

Item 6. Management’s Discussion and Analysis or Plan of Operations.

Cautionary Statement Regarding Forward- Looking Statements

It should be noted that this Management's Discussion and Analysis or Plan of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. Although the Company's management believes that such forward-looking statements are reasonable, it cannot guarantee that such expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results to differ materially from those anticipated, including: (i) the Company's history of ongoing operating losses; (ii) the overall marketplace and clients' usage of EMC's and Unifide’s products, including demand therefore, the impact of competitive technologies, products and pricing, particularly given the substantially larger size and scale of certain competitors and potential competitors, control of expenses, and revenue generation by the acquisition of new customers; (iii) the consequent results of operations given the aforementioned factors; and (iv) the requirement for the Company to raise additional working capital to fund operations and the availability and terms of any such funding to the Company. Without any such funding, the Company believes it may be forced to curtail operations, and if no alternative to financing, such as an additional merger or acquisition, is consummated, the Company may not continue as a going concern. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

Change in Fiscal Year End/Transitional Report

As discussed above, on December 22, 2004, the Board of Directors of the Company approved the change in the Company’s fiscal year end from December 31 to June 30. As a result of this election, under Rule 13a-10, the Company is filing this transition report on Form 10-KSB covering the period from December 31, 2003 (the closing date of its most recent fiscal year) to July 1, 2004 (the opening date of its new fiscal year).

Unaudited financial statements for the comparable period of the prior year (January 1, 2003 to June 30, 2003) are provided for informational purposes only.

The change is described in further detail in the Company’s Current Report on Form 8-K, filed with the SEC on March 29, 2005.

Power3 Dispute/Disputed Liabilities

As discussed above, as of June 30, 2004, and as of the date of this report, Power3 and/or the Shareholders have not repaid the Company’s indebtedness in accordance with the Agreement. This indebtedness represents the entire $2,773,274 included in the “Current Liabilities” account balances as of June 30, 2004.

To reiterate, the Company’s management is currently reviewing the Power3 Sale. Under the Agreement, Power3 agreed to purchase all of the assets and assume all of the liabilities (with the exception of those specifically excluded) of the Company. Additionally, Section 4.5 of the Agreement provided that the Shareholders would repay the Company’s indebtedness within five (5) business days of the closing date of the Power3 Sale. However, following such sale, $2,773,274 in liabilities remained on the books of the Company (the “Disputed Liabilities”). Until recently, the Company and Power3 had been negotiating an agreement with respect to the settlement of any and all claims between the Company, Power3 and each of the companies’ principals stemming from the Power3 Sale. However, the Company has terminated settlement discussions. The Company disclosed that it would take action to enforce any rights and remedies it may have with respect to the Power3 Sale and the Disputed Liabilities.

In connection with this dispute, on March 31, 2005 the Company cancelled the debt of certain former officers, directors and shareholders totaling $699,434 based on a determination that such debt should have been either assumed by Power3 or paid by the shareholder upon consummation of the Power3 transaction.  This amount is included in the contingent liabilities balance reported herein of $2,773,274 at June 30, 2004. While the Company believes that it has a valid basis for such cancellation, there can be no assurance that the cancellation of the liabilities will not be disputed. This cancelled debt was comprised of $388,110 of notes payable; $123,382 of accrued interest; $92,663 of credit card debt; and $95,279 of accounts payable to former shareholders.

Critical Accounting Policies

The following significant accounting policies pertain to the Company’s biotech business which was sold to Power3 on May 18, 2004. As of June 30, 2004, the Company had no operating business units until the purchase of EMC in October 2004. The Company believes that the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements:

Revenue Recognition

Prior to the May 18, 2004 Power3 Sale, the Company recognized revenue principally from contract services performed in the area of protein identification as the services are completed. Payments by customers for services not yet performed are classified as deferred revenue. Revenue recognition, in part, depends on management’s assessment of when services are deemed completed.

Income Tax

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not. Management determined as of December 31, 2003 that it is not probable that the Company will realize a future tax benefit from its deferred tax assets.

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

Results of Operations

The Company’s discussion and analysis of its financial condition for the period ended June 30, 2004 reflect the operation of the biotech business prior to the May 18, 2004 Power3 Sale.

The Company’s discussion and analysis of its financial condition for the period ended June 30, 2003 treats the assets of the Company, and more specifically, of Ciro (the Company’s predecessor), as existing prior to the June 12, 2003 merger between Ciro Acquisition Corp., a Texas corporation and a wholly owned subsidiary of Ciro, and ABC Texas, consummated pursuant to the Merger Agreement among Ciro, Ciro Acquisition Corp., and ABC Texas. Under the Merger Agreement, Ciro Acquisition Corp. merged with and into ABC Texas in a tax free exchange of shares at which time ABC Texas became a wholly owned subsidiary of Ciro. Prior to the June 12, 2003 effective date of the Merger, Ciro was in essence a “shell” company with no operations and minimal assets. Following the effectiveness of the Merger, the Company became a holding company for ABC Texas and all of the Company’s assets consisted of the assets of ABC Texas.

Effective May 18, 2004 and as described above, the Company entered into the Agreement with Power3, selling substantially all of the Company’s operations, assets and certain liabilities to Power3 for 15,000,000 shares of common stock of Power3. The transaction is recognized as a related party transaction and was recorded as an exchange of assets at the book value of the fixed and intellectual properties for the restricted shares.

As a result of this transaction, the Company recorded a loss from discontinued operations of $376,294 for the period ended June 30, 2004. In addition the Company has reflected its investment in the 15,000,000 Power 3 restricted shares at $145,725 or approximately $0.01 per share as at May 17, 2004.

Results of Operations - Period Ended June 30, 2004 Compared to Period Ended June 30, 2003 (unaudited)

As a result of the Power 3 transaction as described above, the Company recorded a loss on discontinued operations and a net loss of $(376,295) in the first half of 2004 compared with a net loss of $(593,852) during the same period in 2003.

Net loss per share basic and diluted for the period ended June 30, 2004 was $(0.01) per share compared to $(0.07) in the same period in 2003.

Liquidity and Capital Resources

The Company had a working capital deficit of $2,738,815 as at June 30, 2004. This compares to a working capital deficit of $1,301,739 at December 31, 2003. This working capital deficit consists almost entirely of the net current liabilities from discontinued operations arising from the Power3 Sale and ensuing dispute as described above.

Net cash provided by (used by) operations for the period ended June 30, 2004 was $(233,044) compared to a negative cash flow in the same period in 2003 of $(335,060).

No investing activities were reported in either six month period.

The Company obtained $267,502 of funds to operate in the period ended June 30, 2004 primarily from the issuance of common stock in the amount of $275,000 (net). In the comparable 2003 period, financing activities provided $384,056 primarily through the issuance of common stock of $396,000.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the small business issuer’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. The Company has no interests in or relationships with any special purpose entities or variable interest entities.

Item 7. Financial Statements.

See the Financial Statements beginning on page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

As previously disclosed, the independent auditors of Ciro, Lazar Levine and Felix LLP, predecessor auditor of the legal acquirer in the reverse merger, resigned as the independent auditors of Ciro effective December 7, 2004 because such auditors had no dealings with the Company since July 24, 2003. In October 2003, the Company filed a Form 15 with the SEC under Rule 12g-4(a)(1)(i) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), electing to become a non-reporting company on the basis that its common stock was held by fewer than 300 persons. On February 28, 2003, the board of directors of ABC Texas, approved the retention of Fitts, Roberts & Co., P.C to audit the financial statements of ABC Texas for the years ended December 31, 2002 and 2001. On June 3, 2004, the board of directors of ABC Texas again approved the retention of Fitts, Roberts & Co., P.C. to audit the financial statements of ABC Texas for the year ended December 31, 2003. On December 29, 2004, Fitts, Roberts & Co., P.C. informed the Company that it would not stand for reelection as the Company’s independent auditors. The Company received certain observations from Fitts, Roberts & Co., P.C., including, but not limited to, the following: (i) the Company lacks specific policies and a procedure guide; (ii) the separation of duties to support internal controls is lacking; (iii) there is poor documentation and a lack of trained accounting staff; and (iv) the Company has a lack of reconciliation of accounts and has a number of audit adjusting journal entries. On December 9, 2004, the Company’s Board of Directors approved the retention of Beckstead and Watts, LLP as the Company’s independent auditors going forward. There have been no disagreements with any of the Company’s independent auditors to the knowledge of the Company’s Board of Directors.

Item 8A. Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14 of the Exchange Act) as of the end of the period covered by this transition report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were not effective and not adequate in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Such officers reached this conclusion because the Company’s records, prior to the recent change in management, had not been maintained and processed to meet both financial reporting and other SEC disclosure needs and requirements. Management has reviewed the recommendations set forth in a letter from the Company’s auditors and is currently in the process of bringing the Company’s disclosure controls and procedures in line with such recommendations. Although management had set March 30, 2005 as a deadline to bring the Company’s disclosure controls and procedures into compliance, the process has required more time then originally anticipated. The Company’s independent auditors have made a number of recommendations including, but not limited to, the following: (i) the Company should improve accounting controls through the formalization of accounting practices through promulgation of accounting policies and procedures, and (ii) additional recommendations related to improving internal controls through the separation of duties within the accounting function. Management has hired outside consultants to help with this process.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company's internal control over financial reporting that occurred during the period covered by this transition report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

Please see the “Recent Developments” discussion, as well as the discussion related to the Merger in “Item 1. Description of Business”.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The Company's directors are elected at each Annual Meeting of Stockholders or are otherwise appointed as permitted by Nevada law and the Company’s charter. Each of the executive officers of the Company was elected by the Board of Directors of the Company to serve in the capacities set forth below opposite his name, and, except as otherwise noted, serves until the next Annual Meeting of Stockholders. The directors serving on the Company's Board and the Company’s executive officers are as forth in the table below:

Name	Age	Title
Robert J. Casper	62	Director*
Jerome Davis	55	Director*
Lou Frey, Jr.	71	Director*
John Mazzuto	56	Director, Vice Chairman of the Board, Chief Financial Officer, Assistant Secretary
Crawford Shaw	70	Director, Chairman of the Board, Chief Executive Officer, President

* Each of these directors was appointed to fill a vacancy on the Board of Directors, effective as of July 18, 2005. Each of these directors will be a member of the Audit Committee of the Board of Directors once such a committee is established. The Company is currently in the process of forming the Audit Committee.

Robert J. Casper, 62, was appointed in June 2005 to fill a vacancy on the Board of Directors, effective as of July 18, 2005. Mr. Casper served as President and Chief Operating Officer of US Life Corporation, a NYSE listed insurance holding company. During his tenure at US Life Corporation, Mr. Casper was responsible for the development of operational policies and procedures, establishing interest rates and investment policy, and product development. Mr.

Casper is currently the Chief Executive Officer of R.J. Casper & Associates, a private consulting firm. He is the founder and Chairman of Concorde Specialty Gases, Inc., a leading independent producer and distributor of specialty gases utilized in a variety of industrial, commercial and consumer applications. Presently, Mr. Casper is a director of Sandy Hook Limited as well as CG Ltd., both located in London.

Jerome Davis, 55, was also appointed in July 2005 to fill a vacancy on the Board of Directors, effective as of July 18, 2005. Mr. Davis currently serves as Special Assistant to the President at Columbia University. Prior to entering the academic world in 2002, he was the Chairman and CEO of Noxtech, Inc., an environmental technology development and marketing company from July 1996 to August 2002. From January 1986 to June 1996 Mr. Davis also served as President of Cummins Power Generation, Inc., where he was responsible for the oversight of all aspects of business management and acquired extensive experience in international business development and technology licensing. He is a graduate of Princeton University where he received the coveted Moses Taylor Pyne Prize, the highest general distinction available to an undergraduate. Additionally, Mr. Davis was a Rhodes Scholar at Oxford where he received an M.A. in Politics and Economics before graduating from Yale University Law School in 1976.

Lou Frey, Jr., 71, was appointed in June 2005 to fill a vacancy on the Board of Directors, effective as of July 18, 2005. Mr. Frey has been a partner in the law firm of Lowndes, Drosdick, Doster, Kantor & Reed in Orlando, Florida since 1987. He is a past president and a member of the Board of the Center for Independence Technology and Education, chairman of the advisory committee for the National Center for Simulation, past president and executive committee member of the Florida Council on Economic Education. Mr. Frey represented Central Florida in the United States Congress from 1969 to 1979. He is the founder of the Frey Institute of Politics and Government at the University of Central Florida.

John Mazzuto, 56, a director and the Company’s Vice Chairman of the Board, Chief Financial Officer and Assistant Secretary, has been an investor, financial consultant and advisor to a number of mid and small sized firms in various industries. Previously, he was Managing Director of corporate finance of Chemical Bank of New York. Mr. Mazzuto was Group Managing Director of an international merchant bank and was a member of the board of directors of a number of companies. Mr. Mazzuto graduated from Yale College in 1970.

Crawford Shaw, 70, a director and the Company’s Chairman of the Board, Chief Executive Officer and President, has been an international lawyer, financier and management consultant in the past thirty years. Previously, Mr. Shaw was a partner with Shaw and Reed, practicing in the areas of international law and finance. At Shaw and Reed, which he founded, Mr. Shaw served as legal, financial and management consultant to several small and medium sized private and public companies. Mr. Shaw is also a director of Paper Free Medical Solutions. Mr. Shaw graduated from Yale College in 1958 and Yale Law School in 1961. He is a former Fellow of the Association of the Bar of the City of New York and is the current Editor of A Lawyer’s Guide to International Business Transactions, published by the American Bar Association and the American Law Institute. Mr. Shaw is a member of the New York Bar and was admitted to practice before the Appellate Division and Court of Appeals in New York, as well as the United States Court for the Southern District of New York and the States Court of International Trade.

No director holds any directorship in a company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange

Act. No director holds any directorship in a company registered as an investment company under the Investment Company Act of 1940.

Code of Ethics; Audit Committee

The Company has not yet adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. Until recently, the Company’s Board of Directors had chosen not to adopt such a code of ethics because the Company only had one executive officer and one employee. However, the Company is now in the process of formalizing and adopting a code of ethics.

The Board of Directors has not formally established an Audit Committee or any committee performing similar functions; however, the Company is in the process of establishing the Audit Committee. As such, the Company does not have an audit committee financial expert as defined in Item 401(e) of Regulation S-B. Until recently, the Company’s management believed that, given its size and its status as a company with no operations, the establishment of an Audit Committee and the retention of an audit committee financial expert was not necessary and would be cost-prohibitive. Similarly, the Company does not have a standing nominating committee or any committee performing a similar function.

Compliance With Section 16(a) of the Securities
Exchange Act of 1934

Section 16(a) of the Exchange Act requires executive officers and directors who beneficially own more than ten percent (10%) of the Company's common stock to file initial reports of ownership and reports of changes of ownership with the SEC. Executive officers, directors and greater than ten percent (10%) beneficial owners are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

The Company believes that Mr. Wilson was the only executive officer, director and greater than ten percent (10%) beneficial owner of the Company until June 12, 2003, the effective date of the Merger. The Company believes that Mr. Wilson failed to comply with the Section 16(a) filing requirements during and with respect to the fiscal year ended December 31, 2003 as we are not aware of the filing of a Form 3 with the SEC on his behalf. In addition, the Company believes that Don Sweet, Perry Grant, Charles Caudle, Gene Thomas, Jerry Trzeciak, Murray Wilson and Alan Cohen have been acting as a shareholder group and such group also failed to comply with the Section 16(a) filing requirements during and with respect to the fiscal year ended December 31, 2003 as we are not aware of the filing of a Form 3 with the SEC on its behalf.

Subsequent to the Merger, the Company believes that each of the following persons failed to comply with the Section 16(a) filing requirements during and with respect to the fiscal year ended December 31, 2003, as we are also not aware of the filing of a Form 3 with the SEC on each such person’s behalf: (i) Helen R. Park, the former sole director and a greater than ten percent (10%) beneficial owner, (ii) Steven B. Rash, the Company’s former Chief Executive Officer, and (iii) Ira L. Goldknopf, the former Chief Science Officer and a greater than ten percent (10%) beneficial

Item 10. Executive Compensation.

The table below sets forth all annual and long-term compensation paid by the Company in calendar 2003, the Company’s last completed fiscal year, for services in all capacities with respect to those persons who were (i) the Chief Executive Officer and (ii) the other executive officers of the Company at the end of the fiscal year, as well as the other individuals that were executive officers during the year ended December 31, 2003.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts (1)	All Other Compen-sation

Steven B. Rash - Former
Chief Executive Officer

Helen R. Park- Former Chief Executive Officer and Secretary

Ira L. Goldknopf - Former Treasurer and Chief Science Officer

Joseph Marks - Former President

Eric Becker- Former Vice President

Gene Thomas- Former President

Murray A. Wilson - Former Chief Executive Officer, President and Secretary

Max Bloch - Former Vice President
	2003 2003 2003 2003 2003 2003 2002 2001	$56,836 $59,834 $66,079 $70,542 $49,607 $0	$0 $0 $0 $0 $0 $0	$0 $0 $0 $0 $0 $0	825,000(2) - - - - -	200,000(2) - - - - -	$0 $0 $0 $0 $0 $0	$0 $0 $0 $0 $0 $0

_______________________________
(1) Includes securities, underlying options, and SARs.
(2) The 825,000 shares of the Company’s common stock and the option to purchase 200,000 shares of common stock at $0.80 per share were granted to Steven B. Rash on September 5, 2003 in connection with his Employment Agreement. At the time that the 825,000 shares of common stock were granted to Mr. Rash, the fair market value of such stock was $0.80 per share, for a total of $660,000. As of December 31, 2003, Mr. Rash continued to hold the 825,000 shares of common stock and the value of such restricted stock holdings at December 31, 2003 was $660,000. The stock options granted to Mr. Rash have been cancelled.

Option Grants in Last Fiscal Year

Name/Title	Number of Securities Underlying Options	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date
Steven B. Rash Former Chief Executive Officer	200,000	100%	$0.80	(1)

_________________________________
(1) The option to purchase 200,000 shares of the Company’s common stock at $0.80 per share was granted to Steven B. Rash on September 5, 2003 in connection with his Employment Agreement. At the time of option grant, the fair market value of the Company’s common stock was $0.80 per share. The Company was to enter into an Option Agreement with Mr. Rash with respect to the option; however, no such agreement has been executed, nor is it expected to be executed since Mr. Rash is no longer an officer of the Company. Additionally, the stock options granted to Mr. Rash have been cancelled.

As of December 31, 2003, the Company had not adopted a retirement, pension, profit sharing, stock option or other equity compensation plan, or insurance programs or other similar programs for the benefit of our employees.

During the fiscal year ended December 31, 2003, no fees were paid to our directors.

The Company did not maintain employment contracts with either Messrs. Wilson or Bloch prior to the Merger, or with Helen R. Park prior to her resignation in September 2003.

The Company and Steven B. Rash entered into an Employment Agreement commencing on September 5, 2003 and terminating on September 5, 2006. Under the Employment Agreement, Mr. Rash was to receive a salary of $250,000 per year. Bonuses were under the discretion of the Board of Directors, or the Company’s Compensation Committee. As an inducement to accept the position of Chief Executive Officer, the Company granted Mr. Rash (i) 825,000 shares of the Company’s common stock upon execution of the agreement and (ii) the option to purchase 200,000 shares of the Company’s common stock at a price of $0.80 per share under an option agreement which was to contain customary terms including a provision for cashless exercise of the options, change of control and anti-dilution provisions. Under the Employment Agreement, either party had the right to terminate Mr. Rash’s employment for any reason, with or without cause, by giving the other party at least thirty (30) days prior written notice. Either party also had the option of terminating the agreement for “cause”, as such term is defined in the agreement. The Employment Agreement provided that during Mr. Rash’s employment with the Company, and for a period of two (2) years following termination of such employment, Mr. Rash would not compete with the Company or engage in a business similar to the Company’s business, within North America. Mr. Rash resigned effective as of May 16, 2004.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of the Company’s common stock as of June 30, 2005 by (i) each director of the Company, (ii) any executive officer who was (a) the Chief Executive Officer and (b) an executive officer of the Company at the end of the fiscal year ended December 31, 2003, as well as the individuals that were executive officers during the year ended December 31, 2003, (iii) all directors and executive officers as a group, and (iv) each person or group known by the Company to own beneficially more than five percent (5%) of its outstanding shares of common stock. All information with respect to beneficial ownership has been furnished by the respective director or executive officer, or by reference to a public filing, as the case may be. Unless otherwise indicated below, each stockholder named below has sole voting and investment power with respect to the number of shares set forth opposite his or its respective name.

NAME AND ADDRESS OF BENEFICIALOWNER	AMOUNT AND NATURE OF SHARES BENEFICIALLY OWNED	PERCENT OF CLASS

Robert J. Casper - Director* 770 South Post Oak Lane, Suite 330 Houston, Texas 77056	0	--
Jerome Davis - Director* 770 South Post Oak Lane, Suite 330 Houston, Texas 77056	0	--
Lou Frey, Jr. - Director* 770 South Post Oak Lane, Suite 330 Houston, Texas 77056	0	--
John Mazzuto - Director and Vice Chairman of the Board, Chief Financial Officer and Assistant Secretary 770 South Post Oak Lane, Suite 330 Houston, Texas 77056	0	--
Crawford Shaw - Director and Chairman of the Board, Chief Executive Officer and President 770 South Post Oak Lane, Suite 330 Houston, Texas 77056	0	--
M. Perry Grant	643,142	2.11%
Murray A. Wilson	1,000,000	3.29%

All Officers and Directors as a Group (5 persons)	0	--
* Each of these directors was appointed to fill a vacancy on the Board of Directors, effective as of July 18, 2005.

Item 12. Certain Relationships and Related Transactions.

In May 2004, the Company entered into the Agreement, among the Company, Power3 and Steven B. Rash and the Shareholders. According to the Company’s records, the Power3 Sale was approved by the Company’s shareholders by proxy. As provided in the Agreement, the Company sold to Power3 all of the Company’s assets in consideration for 15,000,000 shares of the common stock, par value $.001 per share, of Power3. The assets disposed of by the Company included all tangible personal property, intellectual property, rights in contracts that the Company is a party to, along with intangible property, including goodwill. In consideration for the benefits that they received by virtue of the transaction, each of the Shareholders agreed to make the representations, warranties, and indemnifications in the Agreement jointly and severally, along with the Company, and each of the Shareholders agreed to enter into and be bound by a Non-Competition Agreement and an Employment Agreement containing, among other things, covenants respecting confidentiality, non-competition and non-solicitation. Please see the discussion regarding the Power3 Sale in “Item 1 - Description of Business - Background” and “Item 5 - Management’s Discussion and Analysis or Plan of Operation”.

Item 13. Exhibits.

Index

Exhibit Number	Exhibit Description
3.1	Articles of Incorporation of the Registrant, as amended, included as Exhibits 3.1 through 3.7 to the Registrant's Registration Statement on Form 10-SB, filed with the SEC on December 29, 1999, which is incorporated herein by reference.

3.2	Amendment to Articles of Incorporation of the Registrant changing its name from Ciro International, Inc. to Advanced Bio/Chem, Inc., included as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 10, 2004.

3.3	Amendment to Articles of Incorporation of the Registrant changing its name from Advanced Bio/Chem, Inc. to Industrial Enterprises of America, Inc., included as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 14, 2004, which is incorporated herein by reference.

3.4	Amended and Restated Bylaws of the Registrant, included as Exhibit 3.2 to the Registrant's Current Report on Form 8-K, filed with the SEC on December 14, 2004 which is incorporated herein by reference.

4.1	Form of Specimen Stock Certificate for the common stock, included as Exhibit 4.1 to the Registrant’s Form 10-QSB for the for the quarter ended June 30, 2003, filed with the SEC on December 30, 2004, which is incorporated herein by reference.

10.1	Asset Purchase Agreement among the Registrant, Power3 Medical Products, Inc., a New York corporation, and Steven B. Rash and Ira Goldknopf., included as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 24, 2005, which is incorporated herein by reference.

10.2	Employment Agreement by and between Advanced Bio/Chem, Inc. and Steven B. Rash, dated as of September 5, 2003.

23.1	Consent of the Registrant’s independent auditors.

31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).

31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).

32.1	Section 1350 Certification of the Chief Executive Officer.

32.2	Section 1350 Certification of the Chief Financial Officer.

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

	2003	2002
Audit Fees	$ 117,000	$ 79,122
Audit-Related Fees	$ 0	0
Tax Fees	$ 0	0
All Other Fees	$ 0	0
	----------------	-----------
Total	$ 117,000	$ 79,122

-
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

Date: July 18, 2005
By:   /s/ John D. Mazzuto
John D. Mazzuto, Chief Financial
Officer, Vice Chairman of the Board, Assistant Secretary and a Director

By:  /s/ Crawford Shaw
Crawford Shaw, Chief Executive Officer,
Chairman of the Board, President and a
Director

Beckstead and Watts, LLP
Certified Public Accountants
2425 W Horizon Ridge Parkway
Henderson, NV 89052
702.257.1984 (tel)
702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Industrial Enterprises of America, Inc. (formerly Advanced Bio/Chem, Inc.) (the “Company”), as of June 30, 2004, and the related statement of operations, stockholders’ equity, and cash flows for the six months ended June 30, 2004. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Industrial Enterprises of America, Inc. (formerly Advanced Bio/Chem, Inc.) as of June 30, 2004, and the results of its operations and cash flows for the six months ended June 30, 2004, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead and Watts, LLP
July 15, 2005

F-i

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly Advanced Bio/Chem, Inc.)
Balance Sheet
June 30, 2004
(Audited)

ASSETS
Current Assets
Cash	$ 34,459
Total Current Assets	34,459

Investment in restricted common stock	145,725
TOTAL ASSETS	$ 180,184

LIABILITIES & SHAREHOLDERS' DEFICIT
Current Liabilities
Net current liabilities due to discontinued operations	$ 2,816,778

Total Liabilities	2,816,778
Shareholders' Deficit
Common stock, $0.001 par value,
50,000,000 shares authorized,
15,384,275 shares issued and outstanding
at June 30, 2004	15,384
Additional paid-in capital	2,110,304
Subscribed stock	47,490
Deficit	(4,809,772)
Total Shareholders' Deficit	(2,636,594)
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$ 180,184

The accompanying Notes are an integral part of these Financial Statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly Advanced Bio/Chem, Inc.)
Condensed Statement of Operations
For the six months ended June 30, 2004
(Audited)

Six Months Ended
June 30, 2004

Revenues	$ -

Expenses	-
(Loss) from operations	-

Interest expense	-
Net (Loss) from operations before discontinued operations	-

Loss on discontinued operations	(419,798)

Net (loss)	$ (419,798)

Net (loss) before discontinued operations
per share - basic and diluted	$ (0.00)

Loss on discontinued operations
per share - basic and diluted	$ (0.01)

Net (loss) per share basic and diluted	$ (0.01)

Weighted average number of common shares outstanding	13,561,367

The accompanying Notes are an integral part of these Financial Statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly Advanced Bio/Chem, Inc.)
Statement of Stockholders’ Deficit
For the six months ended June 30, 2004
(Audited)

		Stockholders' Deficit
	Common	Common	Additional
	Shares	Stock	Paid-In	Subscribed	Retained	Total
	Issued	Par $0.001	Capital	Stock	(Deficit)

Balance at December 31, 2003	11,111,338	$ 11,111	$ 1,409,072	$ 150,000	$ (4,389,974)	$ (2,819,791)

Common stock issued for cash	2,436,666	2,437	422,563	(150,000)	-	275,000
Common stock issued for services	3,200,000	3,200	-	3,800	-	7,000
Debt converted to common stock	39,271	39	31,378	43,690	-	75,107
Common stock granted to employee	500,000	500	-	-	-	500
Common stock cancelled	(1,903,000)	(1,903)	1,903	-	-	-
Sale of assets and liabilities Power3	-	-	245,388	-	-	245,388
Net loss	-	-	-	-	(419,798)	(419,798)

Balance at June 30, 2004	15,384,275	$ 15,384	$ 2,110,304	$ 47,490	$ (4,809,772)	$ (2,636,594)

The accompanying Notes are an integral part of these Financial Statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly Advanced Bio/Chem, Inc.)
Statement of Cash Flow
For the six months ended June 30, 2004
(Audited)

Six Months Ended
June 30, 2004
Audited

Net (loss)	$ (419,798)
Adjustments to reconcile net loss to net cash used in operating activities
Loss on discontinued operations	419,798
Stock-based compensation	500
Changes in operating assets and liabilities:
Accounts receivable trade	-
Other current assets	(3,971)
Changes in current liabilities	(229,573)
Net cash (used) in operating activities	$ (233,044)
Financing activities
Bank overdraft (repayment)	(7,498)
Proceeds from issuance of common stock	425,000
Stock subscriptions	(150,000)
Net cash provided by Financing Activities	$ 267,502
Net cash increase for period	$ 34,458
Cash at beginning of period	-
Cash at end of period	$ 34,458

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:

Interest paid	$ 17,029
Income taxes paid	$ -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt converted to common stock	$ 31,417
Exchange of fixed assets and intangibles for 15,000,000 shares common
in Power 3 Medical Products, Inc.	$ 145,725
Exchange of accounts receivable, patents and liabilities for 15,000,000 shares common
in Power 3 Medical Products, Inc.	$ 245,388

The accompanying Notes are an integral part of these Financial Statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE FINANCIAL STATEMENTS

Note 1. Company Background and Summary of Significant Accounting Policies

Nature of the Organization

Industrial Enterprises of America, Inc. (formerly Advanced Bio/Chem, Inc.), a Nevada corporation (the “Company”) is a holding company.

On April 14, 2003, the Company and GESJ, Inc., (“GESJ”), a Texas corporation, owned by four former officers of the Company, entered into an agreement and plan of merger in which GESJ merged into the Company in a tax-free exchange of shares. The purpose of the merger was to acquire the management team of GESJ.

In June 2003, the Company merged with Ciro International, Inc., a Nevada corporation, resulting in the Company being the surviving entity in a reverse acquisition with Ciro, a public shell company.

Basis of Accounting

The financial statements of the Company have been prepared on the accrual basis of accounting and, accordingly, reflect all significant receivables, payables and other liabilities.

Use of Estimates in Preparing Financial Statements

Management uses estimates and assumptions in preparing financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect amounts reported in these financial statements and accompanying notes. The more significant areas requiring the use of management estimates relate to the percentage of work completed in determining work in process, evaluating the outcome of uncertainties involving claims against or on behalf of the Company, useful lives for depreciation and amortization, cash flow projections and fair values used in the determination of asset impairment. Actual results could differ materially from these estimates.

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Concentration of Credit Risk

The Company has cash in bank and short-term investments which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and short-term investments.

Revenue Recognition

The Company recognizes revenue principally from contract services performed in the area of protein identification as the services are completed. All revenue generating operations have been discontinued as of June 30, 2004.

Net (Loss) Per share

Net (loss) per basic share is computed using the weighted average number of common shares outstanding. Net (loss) per diluted share is computed using the weighted average common shares and potential common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The computation for earnings per common share, assuming dilution, for the period ended June 30, 2004 was antidilutive, and therefore is not included. Outstanding warrants as of June 30, 2004 totaled 200,000.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance, which are not considered betterments and do not extend the useful life of property, are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in income. As of June 30, 2004, the Company had no fixed assets since all its assets were disposed of in the transaction with Power 3 as of May 18, 2004.

Patents

Patents are recorded at cost which includes legal fees and filing fees and amortized over ten years on a straight-line basis. Patents are periodically reviewed to assess recoverability from future operations using undiscounted cash flows. To the extent carrying values exceed fair values, an impairment loss is recognized in operating results. Amortization expense on the patents is provided using the straight-line method over the lives of the patents. As of June 30, 2004, the Company had no patents as all patents were disposed of in the transaction with Power 3.

Advertising Costs

The Company expenses all costs of advertising as incurred. Advertising costs totaling $-0- were included in sales and marketing expenses for the six month period ended June 30, 2004.

Segment Reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. As of June 30, 2004, no dividends have been paid or declared since inception.

Income Taxes

The Company follows Statement of Financial Accounting Standard No. 109, “Accounting for Income Taxes” (“SFAS No. 109”) for recording the provision for income taxes. Deferred tax assets and liabilities are computed based upon the difference between the financial statement and income tax basis of assets and liabilities using the enacted marginal tax rate applicable when the related asset or liability is expected to be realized or settled. Deferred income tax expenses or benefits are based on the changes in the asset or liability each period. If available evidence suggests that it is more likely than not that some portion or all of the deferred tax assets will not be realized, a valuation allowance is required to reduce the deferred tax assets to the amount that is more likely than not to be realized. Future changes in such valuation allowance are included in the provision for deferred income taxes in the period of change.

Deferred income taxes may arise from temporary differences resulting from income and expense items reported for financial accounting and tax purposes in different periods. Deferred taxes are classified as current or non-current, depending on the classification of assets and liabilities to which they relate. Deferred taxes arising from temporary differences that are not related to an asset or liability are classified as current or non-current depending on the periods in which the temporary differences are expected to reverse.

Accounting for Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for stock issued to its employees and consultants.

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123R is similar to the approach described in Statement 123.  However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

Statement 123R must be adopted no later than July 1, 2005.  Early adoption will be permitted in periods in which financial statements have not yet been issued.  We expect to adopt Statement 123R on July 1, 2005.  Statement 123R permits public companies to adopt its requirements using one of two methods:

1.     A “modified prospective” method in which compensation cost is recognized beginning with the effective date (a) based on the requirements of Statement 123R for all share-based payments granted after the effective date and (b) based on the requirements of Statement 123 for all awards granted to employees prior to the effective date of Statement 123R that remain unvested on the effective date.

2.    A “modified retrospective” method which includes the requirements of the modified prospective method described above, but also permits entities to restate based on the amounts previously recognized under Statement 123 for purposes of pro forma disclosures either (a) all prior periods presented or (b) prior interim periods of the year of adoption.

We are currently evaluating the two different methods for the adoption of Statement 123 and have not determined which of the two methods we will adopt.

As of June 30, 2004, we have not issued stock-based payments to our employees, though we anticipate the issuance of stock options during 2005. During the period ended June 30, 2004 the Company recognized stock-based compensation of $500.00.

We believe that the adoption of Statement 123R’s fair value method will have a material impact on our result of operations, although it will have no impact on our overall financial position.  The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  We cannot estimate what those amounts will be as it will depend on the levels of share-based payments granted in the future.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not believe that the adoption of SFAS No. 150 will have a material impact on our financial statements.

In December 2003, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 104 (SAB 104), "Revenue Recognition", which supersedes SAB 101, "Revenue Recognition in Financial Statements." SAB 104's primary purpose is to rescind the accounting guidance contained in SAB 101 related to multiple-element revenue arrangements that was superseded as a result of the issuance of EITF 00-21, "Accounting for Revenue Arrangements with Multiple Deliverables" and to rescind the SEC's related "Revenue Recognition in Financial Statements Frequently Asked Questions and Answers" issued with SAB 101 that had been codified in SEC Topic 13, "Revenue Recognition." While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104, which was effective upon issuance. The adoption of SAB 104 did not have a material effect on our financial position or results of operations.

Note 2. Going Concern

The Company has sustained net losses from its inception in 2000 through June 30, 2004. At June 30, 2004, the Company had a deficit in stockholders’ equity in excess of $2.5 million. There can be no assurance that the Company will ever create economies of scale sufficient to generate revenue in excess of expenses or to enable shareholders to realize any return on their investment.

The Company relies on funding through bank debt, borrowing from related parties, loans from investors and sales of stock. Without continued funding from such sources, the Company could not remain in operation.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company plans to raise funds via future securities offerings pursuant to Regulation D, Rules 504 and 505 of the Securities Act of 1933, as amended (the “Securities Act”). If the securities offerings do not provide sufficient capital, a shareholder of the Company has agreed to provide sufficient funds. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

Note 3. Leases

The Company leased office and laboratory space under an operating lease from Houston Advanced Research Center (“HARC”), a Texas non-profit corporation, in The Woodlands, Texas. Rent was $3,808 per month. The original term of the lease expired and the Company rented on a month-to-month basis until June, 2004, when new lease space was obtained elsewhere in The Woodlands, Texas. Rent expense for 2004 was $39,462 primarily for the HARC lease.

The Company leased laboratory equipment under a three year lease expiring August 30, 2004. The lease has been recorded as a capital lease. $86,000, the fair value at the inception of the lease, had been included on the balance sheet under the caption “Property and equipment,” at June 30, 2003. The Company is in default on these leases and, consequently, the entire balance of the lease payments is included in current liabilities.

Note 4. Income Tax

Income tax benefits as of June 30, 2004, are calculated as follows:

Book loss	$ 130,905
Less: Book depreciation	-
Add: Tax depreciation	-

Net loss from discontinued operations	$ 130,905
Effective tax rate	34%

Tax benefit	$ 44,508
Valuation allowance	(44,508)

$ -

During the six month period ended June 30, 2004, the Company recorded a valuation allowance of $44,508 on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during 2004.

Tax net operating losses carryforwards as of June 30, 2004, have the following expiration dates:

EXPIRATION DATE	AMOUNT
2024	$ 130,905
2023	$ 2,278,179

The alternative minimum tax (AMT) credit carryforward may be carried forward indefinitely to reduce future regular federal income taxes payable.

The provision for income taxes charged to income from continuing operations for the six month period ended June 30, 2004 consists of the following:
2004
Current tax expense	$ -0-
Deferred tax (benefit)	$ (44,508)
Benefit of operating loss carryforwards	$ -0-
Investment tax credits	$ -0-
Total	$ (44,508)

There is a state income tax benefit that could be as high as $108,409 in future state franchise tax savings. This has not been shown as a tax benefit.

Note 5. Disposal of Assets and Liabilites

In May 2004, the Company sold in its entirety its fixed assets and intellectual property to Power 3 Medical Products, Inc. (“Power 3”) for 15,000,000 shares of Power 3 and the assumption of certain liabilities of the Company. The value of the investment in Power 3 was based on the fair market value of the common stock less a discount due to the lack of trading volume and the restriction on the common stock. As of June 30, 2004, the value of the investment was $145,725.

Note 6. Loss on Discontinued Operations

On May 11, 2004, by unanimous consent of the Board of Directors and a majority of the shareholders of the Company, the Company entered into an Asset Purchase Agreement with Power 3 Medical Products, Inc. Effective May 18, 2004, the purchase agreement was finalized and the assets and certain liabilities were acquired by Power 3 for 15,000,000 shares of common stock of Power 3.

The net liabilities from discontinued operations as of June 30, 2004 consisted of the following:

Cash	$ 3,796
Accounts receivable - trade	5,785
Equipment, net of accumulated depreciation	128,881
Patents, net of accumulated amortization	16,844
Leasehold security deposit	2,968

Total Assets	$ 158,274

Capital leases	147,639
Accounts payable	187,188
Accrued expenses	31,675

Total Liabilities Disposed of	$ 366,502

Liabilities due to discontinued operations	$(208,228)

The operating results of this discontinued operation for the six months ended June 30, 2004, consisted of the following:

Revenues	$ 141,362
Operating expenses	(502,939)
Interest expense	(58,221)

Net (loss)	$(419,798)

Note 7. Related Party Transactions

At June 30, 2004 the corporation incurred payables to one of the shareholders’ 100% owned corporation, Bronco Technology, Inc., in the amount of $77,514.

The Company has notes payable to the following related parties:

2004
Shareholders, unsecured, 12% interest, due May 1, 2005	$ 287,761
Notes Payable to Bronco Technology, unsecured, 12% interest, due May 27, 2027	37,000

$ 324,761

The Company is disputing this debt with Power 3 in accordance with the sale of its assets to Power 3 and has included the debt in its calculation of “liabilities from discontinued operations” (see Note 8 above).

During the period ended June 30, 2005, the Company recorded a total of $184,467 in compensation to officers and directors of the Company.

Note 8. Shareholders’ Equity

Included in the table below are the changes in common shares since December 31, 2003.

Common
Shares
Outstanding common shares at December 31, 2003	11,111,338
Stock granted to employees	500,000
Debt converted to stock	39,271
Stock issued for cash	2,436,666
Stock issued for services	3,200,000
Stock certificates cancelled	(1,903,000)
Outstanding common shares at June 30, 2004	15,384,275

Except as otherwise provide by the Company’s articles of incorporation or Nevada law, each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares. Each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

Note 9. Warrants

On April 26, 2004, the Company issued 100,000 warrants in conjunction with the entering into notes payable of $100,000. The warrants have an exercise price of $0.50 per share. The fair value of the warrants has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.25. The following assumptions were used in computing the fair value of these warrants: strike price $0.50, share price $0.25, zero dividend yield, and an expected life of the warrants of 2,555 days at issuance. As the analysis proved to be anti-dilutive, no additional expense has been recorded.

A summary of warrant activity for the six months ended June 30, 2004 is as follows:

	Number of Warrants	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

Outstanding at December 31, 2003	-	$ -	-	$ -
Granted	200,000	0.50	200,000	0.50
Outstanding at June 30,, 2004	200,000	$0.50	200,000	$0.50

At December 31, 2004, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number of Warrants	Exercise Price	Remaining Contractual Life	Number of Warrants	Exercise Price
$0.50	200,000	$0.50	2,510 days	200,000	$0.50

Note 10. Fair Values of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments are determined as described in Note 1, Summary of Significant Accounting Policies, Fair Values of Financial Instruments and are summarized as follows:

June 30, 2004
	Carrying Amount	Fair Value

Cash	$ 34,459	$ 34,459
Investment	$145,725	$145,725
Indebtedness	$ 2,773,274	$ 2,773,274

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash

The carrying amount is equal to fair value because of the nature of cash.

Investments

The carrying amount approximates fair value because of the short maturity of those instruments

Accounts payable and accrued liabilities

The carrying amount approximates fair value because of the short maturity of those instruments.

Indebtedness

The fair value of the Company’s short and long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates available to the Corporation for debt of the same maturities.

Note 11. Subsequent Events

In July 2004, the sole director of the Company, Helen Park, resigned and Crawford Shaw was appointed as sole director, president and chief executive officer. In August 2004, John Mazzuto and Michael Collyer were added as directors.

In August 2004, the Company approved the adoption of the 2004 Stock Option Plan. 15,000,000 shares of common stock of the Company were reserved as incentives to certain employees, outside directors and consultants in the form of stock options of the Company. Incentive Stock Options granted to employees shall be for a period of 10 years unless the grant is to a Ten Percent Attribution Stockholder which term is 5 years. The option price for ISO’s are determined by the Compensation Committee at the time the Option is granted, provided that the Option Price for such ISO is not less that 100% of the fair market value of the Shares issued under the 2004 SOP. Options granted to a Ten Percent Attribution Stockholder shall be at least equal to 110% of the fair market value of the Shares at the time of the ISO grant. Options are exercisable at such time as provided in the Award Agreement.

In October 2004, the Company’s directors approved a merger with EMC Packaging, Inc. (“EMC”) whereby the Company would be the surviving entity in a reverse acquisition. For accounting purposes, the combination will be treated as an issuance of shares for cash by the Company and has not been considered a business combination.

In December 2004, the Company’s directors approved the change in the Company’s fiscal year end from December 31 to June 30. The Company, as the parent of EMC, is now a holding company of an operating subsidiary. The fiscal year end of EMC is June 30; therefore, in order to more closely align its operations and internal controls with that of its wholly owned subsidiary, the Board of Directors approved the change in the Company’s fiscal year end.

In June 2005, the Company appointed Lou Frey, Jr. and Robert J. Casper as new directors of the Company. In July 2005, the Company appointed Jerome Davis as a new director of the Company. Each of these new directors were also designated for positions on the Audit Committee of the Board of Directors, and each individual will serve as a Director until the next annual meeting of stockholders or thereafter until his successor is chosen and qualified.

As of June 30, 2005, the Company acquired one hundred percent (100%) ownership of Unifide Industries, Limited Liability Company, a New Jersey limited liability company (“Unifide”), a leading marketer and seller of automotive chemicals and additives. Under the agreement among the Company, Unifide and Barry J. Margulis and Scott L. Margulis (together, the “Members”), the Company acquired one hundred percent (100%) of the membership interests of Unifide for consideration consisting of (i) $800,000 in cash, (ii) promissory notes of $1.2 million, (iii) 3,500,000 shares (subject to adjustment) of the Company’s common stock, par value $.001 per share, and (iv) options to certain of Unifide’s employees (excluding the Members) to purchase 200,000 shares of the Company’s

Common Stock under the Company’s 2004 Stock Option Plan. Additionally, the Company agreed that Unifide would enter into employment agreements with each of the Members. As a result of the acquisition, as of June 30, 2005, Unifide became Company’s wholly owned subsidiary.

As of June 30, 2005, the Company acquired one hundred percent (100%) ownership of Todays Way Manufacturing, LLC, a New Jersey limited liability company (“Todays Way”), a manufacturer of automotive and household consumer products. Under the agreement among the Company, Todays Way and the Members, the Company acquired one hundred percent (100%) of the membership interests of Todays from the Members for consideration consisting of (i) $200,000 in cash, (ii) promissory notes of $300,000, (iii) 1,500,000 shares (subject to adjustment) of the Company’s common stock, and (iv) options to the Members to purchase an aggregate of 755,000 shares of the Company’s Common Stock under the Company’s 2004 Stock Option Plan. As a result of the acquisition, as of June 30, 2005, Todays Way became Company’s wholly owned subsidiary.

On February 22, 2005, the Company’s directors authorized the payment of a stock dividend (the “Dividend”) to stockholders of record as of the close of business on March 9, 2005 and May 9, 2005 (the “Company Stockholders”). As described in Note 8 hereof, effective as of May 18, 2004, the Company sold to Power3 all of the Company’s assets in consideration for fifteen million (15,000,000) Power3 Shares. As of January 18, 2005, the Company beneficially owned twenty-three percent (23%) of the issued and outstanding Power3 Shares. On May 19, 2005, the Company held the fifteen million (15,000,000) Power3 Shares for a period of one (1) year. On May 19, 2005, the Company intended to allocate one share of Power3 common stock, par value $.001 per share to the Company Stockholders for every block of ten shares of common stock of the Company held by each such Company Stockholder. The Power3 Shares held by the Company are not registered under the Securities Act, and are therefore restricted securities. Although no action will be required on the part of the Company Stockholders, the Power3 Shares that are currently beneficially owned by the Company will not be delivered to the Company Stockholders unless and until (a) such shares are registered under the Act and, as applicable, under state blue sky laws, (b) an exemption from such registration is available, or (c) the Company requests and receives a no-action letter from the SEC to the effect that the SEC will not take enforcement action if the Company delivers to the Company Stockholders the Power3 shares which are the subject of the Dividend. As of the date hereof, the Company is not aware of any applicable exemption from registration.

The Company has disclosed that the Company’s management is currently reviewing the sale to Power3. Under the Agreement, Power3 agreed to purchase all of the assets and assume all of the liabilities (with the exception of those specifically excluded) of the Company. Additionally, the Agreement provided that the Company’s indebtedness would be repaid within five (5) business days of the closing date of the transaction. However, following such sale, $2.8 million in liabilities remained on the books of the Company. The Company has disclosed that it would take action to enforce any rights and remedies it may have with respect to this dispute.

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

Note 12. Commitments and Contingencies

Loan Covenant Violation

The Company has been unable to obtain a waiver from its major bank, who provides its line of credit, regarding the mergers referred to in Note 11. The bank has not notified the Company that it intends to declare the loan in default, but neither has it approved the two mergers as required by the covenants of the Company’s loan. The Company is continuing to attempt to obtain a waiver from the bank, but there can be no certainty that the Company will be successful. If the Company is unsuccessful, the Company may be required to immediately pay off the loan with funds from other sources. At June 30, 2004, the line of credit balance was approximately $142,464 and less than the $150,000 maximum permitted.

The Company is disputing this debt with Power 3 in accordance with the sale of its assets to Power 3 (see Note 8 above).

Note 13. Unaudited Financial Statements as of June 30, 2003

In accordance with 17 CFR § 240.13a-10(b), unaudited financial statements for the comparable period of the previous year are provided for comparative purposes as follows:

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly Advanced Bio/Chem, Inc.)
Balance Sheet
June 30, 2003
(Unaudited)

ASSETS
Current Assets
Cash	$ 68,171
Accounts receivable trade	840
Receivable - officers and employees	-
Prepaid insurance	1,610
Deposits	2,968
Total Current Assets	$ 73,589
Property and equipment, net of
accumulated depreciation
of $185,493 in 2003 and
$140,466 in 2002	211,794
Patents, net of accumulated amortization
of $3,272 in 2003 and $1,663 in 2002	19,258
TOTAL ASSETS	$ 304,641

LIABILITIES & SHAREHOLDERS' DEFICIT
Current Liabilities
Current maturities of long term debt	$ 118,527
Credit card debt - related parties	115,080
Bank line of credit	143,358
Accounts payable	343,762
Accrued salaries and severance pay	194,372
Accrued interest	206,752
Accrued interest to shareholders and related parties	34,845
Related party payable	79,669
Lease payables	103,212
Property taxes payable	16,099
Deferred revenues	14,828
Contractor payable	4,823
Total Current Liabilities	$ 1,375,328
Long Term Liabilities
Notes payable, net of current maturities	771,651
Notes payable related parties and shareholders,	324,761
Total Long Term Liabilities	$ 1,096,412
Total Liabilities	$ 2,471,740
Shareholders' Deficit
Common stock, $0.001 par value,
50,000,000 shares authorized,
9,804,492 shares issued and outstanding
at June 30, 2003, and 3,760,034
shares issued and outstanding at December
31, 2002	9,804
Additional paid-in capital	567,901
Due from officers for stock	(74,206)
Subscribed stock	12,487
Retained (deficit)	(2,683,086)
Total Shareholders' Deficit	$ (2,167,099)
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$ 304,641

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly Advanced Bio/Chem, Inc.)
Condensed Statements of Operations
For the six (6) month period ended June 30, 2003
(Unaudited)

Revenues	$ 191,794

Expenses:
Selling, general & administrative	69,603
Salaries and contract labor	485,238
Depreciation and amortization	46,637
Legal and professional fees	86,222
Total Expenses	$ 687,701

(Loss) from operations	$ (495,907)

Interest expense	97,945

Net (Loss) from operations before income taxes	$ (593,852)

Provision for income taxes	-

Net (Loss)	$ (593,852)

Net (loss) per share - basic and diluted	$ (0.07)

Weighted average number of common shares outstanding	8,490,533

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly Advanced Bio/Chem, Inc.)
Statement of Cash Flow
For the six (6) month period ended June 30, 2003
(Unaudited)

Net cash (used) in operating activities	$ (335,060)
Investing activities
Purchase of equipment	-
Purchase of patents	-
Net cash (used) in investing activities	-
Financing activities
Proceeds from bank line of credit	23,730
Payments towards bank line of credit	(30,360)
Principal payments on notes payable	(17,900)
Proceeds from note payable shareholders and related parties	100
Issuance of common stock	396,000
Stock subscriptions	12,487
Net cash provided by financing activities	384,056
Net cash increase for period	48,997
Cash at beginning of period	19,175
Cash at end of period	$ 68,171

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:

Interest paid	$ 48,669

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt converted to common stock	$ 10,000
Accrued interest - notes payable capitalized	13,354
Accrued interest - notes payable shareholders capitalized	19,248