Form 10KSB
period 2005-06-30
Industrial Enterprises of America, Inc.
filed 2005-10-12
CIK 1059677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________

Commission file number: 000-30646

Industrial Enterprises of America, Inc.
(formerly known as Advanced Bio/Chem, Inc.)
(Name of Small Business Issuer in its charter)

Nevada	13-3963499
(State or other jurisdiction of	(I.R.S. Employer Identification Number)
incorporation or organization)

711 Third Avenue, Suite 1505, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(212) 490-3100

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered   Name of each exchange on which registered

None    None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended June 30, 2005 were approximately $3,950,000.

The aggregate market value of common stock held by non-affiliates as of September 28, 2005 was approximately $7,000,000.

The number of shares of common stock of the registrant outstanding as of September 28, 2005 was 41,718,090.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Table of Contents

Page
Recent Developments Part I	1
Item 1. Description of Business…………………………………………………..	2
Item 2. Description of Property…………………………………………………..	6
Item 3. Legal Proceedings………………………………………………………..	7
Item 4. Submission of Matters to a Vote of Security Holders…………………….	7

Part II
Item 5. Market for Common Equity and Related Stockholder Matters……………	7
Item 6. Management’s Discussion and Analysis or Plan of Operations……………	9
Item 7. Financial Statements……………………………………………………...	11
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure……………………………	11
Item 8A. Controls and Procedures………………………………………………..	12
Item 8B. Other Information……………………………………………………….	12

Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act………..........................................................	13
Item 10. Executive Compensation……………………………………………….	16
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters………………………..	17
Item 12. Certain Relationships and Related Transactions……………………….	18
Item 13. Exhibits ………………………………………………………………….	20
Item 14. Principal Accountant Fees and Services………………………………..	22

RECENT DEVELOPMENTS

Trading on the Over-the-Counter Bulletin Board (“OTCBB”)

As previously disclosed on a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on August 30, 2005, the Company announced that its common stock was approved for trading on the OTCBB by the National Association of Securities Dealers effective as of August 29, 2005 under the trading symbol ILNP.OB.

Acquisition of Unifide Industries, LLC and Todays Way

As previously disclosed on a Current Report on Form 8-K filed with the SEC, as of June 30, 2005, the Company acquired one hundred percent (100% ) ownership of (i) Unifide Industries, Limited Liability Company, a New Jersey limited liability company (“Unifide”), a leading marketer and seller of automotive chemicals and additives for consideration of an aggregate of approximately $3.1 million in cash, notes and stock and (ii) Todays Way Manufacturing, LLC, a New Jersey limited liability company (“Todays”), the company that manufactures and packages the products sold by Unifide, for consideration of an aggregate of approximately $950,000 in cash, notes and stock. As a result of the acquisitions, each of Unifide and Todays became a wholly owned subsidiary of the Company as of July 17, 2005.

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

2005 Private Placement of Notes

As of July 13, 2005, the Company offered and sold an aggregate of $570,000 worth of promissory notes and warrants to purchase shares of its common stock. The purchasers in this private placement represented his or her intention to acquire the securities for investment only and not with a view toward distribution. These securities were not sold through an underwriter and there were no underwriting discounts. This private placement was conducted through a placement agent, and the commissions to such placement agent from the offering amounted to $57,000. Additionally, as of July 19, 2005, the Company held an initial closing with respect to its offer and sale to certain accredited investors of promissory notes and related warrants of an aggregate of $1,710,000. These sales and purchases in these two private placements were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and the regulations promulgated thereunder, on the basis that each private placement did not involve a public offering.

PART I

Item 1. Description of Business.

The Company operates as a holding company with three wholly owned subsidiaries, EMC Packaging, Inc., a Delaware corporation (“EMC”), Unifide and Todays. EMC’s business consists of converting hydrofluorocarbon gases (“HFC”) R134a and R152a into branded private label refrigerant and propellant products. Unifide is a leading marketer and seller of automotive chemicals and additives and Todays manufactures and packages the products sold by Unifide. A more detailed description of the business of each of the Company’s three wholly owned subsidiaries is provided below under “Business of the Issuer”.

Background

The Company was originally incorporated in the State of Florida on June 14, 1990 as Mid-Way Medical Diagnostic Center, Inc. ("Mid-Way (Florida)"). Mid-Way (Florida) was initially engaged in the business of seeking to establish and operate medical and diagnostic centers. During 1991, Mid-Way (Florida) abandoned its efforts to engage in such business.

In December 1997, Mid-Way (Florida) effected a reorganization by merging Mid-Way Acquisition Corp. (the “Merger Sub”), a wholly owned Nevada corporation created by Mid-Way (Florida) solely for the purpose of merging with Ciro Jewelry, Inc. ("Ciro Jewelry (Delaware)"), a Delaware corporation. By virtue of the merger, all of the assets, liabilities, and business of Ciro Jewelry (Delaware) became the assets, liabilities, and business of the Merger Sub. As a result of the merger, the Merger Sub changed its name to Ciro Jewelry, Inc. ("Ciro Jewelry"); the then-current sole officer and director resigned as the sole officer and director of both the Company and Ciro Jewelry and simultaneously appointed Murray Wilson as the sole director of each entity.

In December 1997, Mid-Way (Florida) changed its name to Ciro International, Inc. ("Ciro"); at the same time, Ciro merged with Mid-Way Medical and Diagnostic Center, Inc., a Nevada corporation, which was established solely for the purpose of changing the domicile of the Company from the State of Florida to the State of Nevada.

On April 21, 2003, Ciro and Advanced Bio/Chem, Inc., a Texas corporation (“ABC Texas”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) whereby a wholly owned subsidiary of Ciro, Ciro Acquisition Corp., a Texas corporation (which was inappropriately identified in the Merger Agreement as Advanced Bio/Chem Acquisition Corp.), merged with and into ABC Texas in a tax free exchange of shares at which time ABC Texas became a wholly owned subsidiary of Ciro (the "Merger"). On June 12, 2003, the effective date of the Merger, the stockholders of ABC Texas received shares of Ciro on a one-for-one basis in exchange for their shares in ABC Texas. As a result of the Merger, on the effective date, the stockholders of ABC Texas held approximately 65% of the issued and outstanding shares of common stock of the Company, and the Company owned 100% of the issued and outstanding shares of common stock of ABC Texas. At the effective time of the Merger, the officers of ABC Texas remained the management team of ABC Texas and certain of those employees became officers of the Company. Following the Merger, the Board of Directors of the Company consisted of persons nominated by the stockholders of ABC Texas prior to the Merger.

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

Until June 2003, the Company existed primarily as a holding company, and accordingly, the operations of the Company were those of its former operating subsidiary, Ciro Jewelry. Until late 2002, the Company's main source of income derived from the licensing of the “Ciro” name. Effective June 9, 2003, the Company sold all of the issued and outstanding common stock of its wholly owned subsidiary, Ciro Jewelry, to Merchant’s T&F, Inc. (“MT&F”), a company owned by Mr. Wilson, the majority stockholder of the Company at the time of such sale (the “Ciro Stock Sale”). The sale price for the Ciro Stock Sale was $4,000, which was equivalent to the amount owed by the Company to MT&F for management fees. Ciro Jewelry owns a trademark for the “Ciro” jewelry name in certain countries. Until December 31, 2002, the Company licensed this trademark and received royalties from such licenses. Following December 2002, Ciro Jewelry became a "shell" corporation with no defined business purpose and began the process of searching for a new line of business or a merger candidate.

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

In May 2004, the Company, entered into an Asset Purchase Agreement (the “Power3 Agreement”), among the Company, Power3 Medical Products, Inc., a New York corporation ("Power3"), and Steven B. Rash and Ira Goldknopf (collectively, the "Shareholders"). According to the Company’s records, the sale to Power3 (the “Power3 Sale”) was approved by the Company’s shareholders by proxy. As provided in the Power3 Agreement, the Company sold to Power3 all of the Company’s assets in consideration for 15,000,000 shares of the common stock, par value $.001 per share, of Power3 (the “Power3 Shares”) and Power3’s assumption of, or the Shareholders’ payment of, all of the Company’s liabilities. The assets disposed of by the Company included all tangible personal property, intellectual property, rights in contracts that the Company was a party to, along with intangible property, including goodwill. In consideration for the benefits that they received by virtue of the transaction, each of the Shareholders agreed to make the representations, warranties, and indemnifications in the Power3 Agreement jointly and severally, along with the Company, and each of the Shareholders agreed to enter into and be bound by a Non-Competition Agreement and an Employment Agreement containing, among other things, covenants respecting confidentiality, non-competition and non-solicitation. Following the Power3 Sale, the Company was once again a shell entity with no defined business purpose. On August 8, 2005 the Company filed suit against Power3 and the Shareholders with respect to the matters discussed in this paragraph.

Note that on May 12, 2005, the Company filed a Current Report on Form 8-K to disclose that the Company’s management is reviewing the Power3 Sale. Under the Power3 Agreement, Power3 agreed to purchase all of the assets and assume all of the liabilities (with the exception of those specifically excluded) of the Company. Additionally, Section 4.5 of the Power3 Agreement provided that the Shareholders would repay the Company’s indebtedness within five (5) business days of the closing date of the Power3 Sale. However, following such sale, $2.8 million in liabilities remained on the books of the Company (the “Liabilities”). Until recently, the Company and Power3 had been negotiating an agreement with respect to the settlement of any and all claims between the Company, Power3 and each of the companies’ principals stemming from the Power3 Sale. However, the Company has terminated settlement discussions. The Company disclosed that it would take action to enforce any rights and remedies it may have with respect to the Power3 Sale and the Liabilities. On August 8, 2005 the Company filed suit against Power3 and the Shareholders with respect to the matters discussed in this paragraph.

Power3 contends that the terms of the Power3 Agreement are not clear and are therefore subject to different interpretations. The Company’s management notes Mr. Rash owned approximately 3.92% of the Company’s common stock at the time of the Power3 Sale and Mr. Goldknopf owned approximately 8.23% of the Company’s common stock, resulting in their indirect beneficial ownership at the time of the transaction of an aggregate of approximately 1,822,500 shares. The Company has since informed the Shareholders that management has determined to suspend the shares of the Company’s common stock owned by the Shareholders while it investigates whether these parties breached the fiduciary duties that may have been owed by each of them to the Company, among other matters. On August 8, 2005 the Company filed suit against Power3 and the Shareholders with respect to the matters discussed in this paragraph.

In connection with this dispute, the Company cancelled the debt of certain former officers, directors and shareholders totaling $699,453 during the quarter ended March 31, 2005 based on a determination that such debt should have been either assumed by Power3 or paid by the shareholder upon consummation of the Power3 Sale.  While the Company believes that it has a valid basis for such cancellation, there can be no assurance that the cancellation of the Liabilities will not be disputed. This cancelled debt was comprised of $388,115 of notes payable; $123,382 of accrued interest; $92,663 of credit card debt; and $92,293 of accounts payable to former shareholders. On August 8, 2005 the Company filed suit against Power3 and the Shareholders with respect to the matters discussed in this paragraph.

Business of the Issuer

The Company now operates as a holding company with three wholly owned subsidiaries, EMC, Unifide and Todays.

As previously disclosed, in October 2004, the Company purchased all of the issued and outstanding capital stock of EMC (the “EMC Shares”) from the holders of all of the issued and outstanding capital stock of EMC. On the effective date of the purchase of the EMC Shares, EMC became the Company’s wholly owned subsidiary. EMC markets and sells the products that had been offered by EMC prior to the purchase of the EMC Shares. EMC supplies refrigerant (in the form of converted HFC R134a and R152a) in units used by ultimate end users. EMC’s dusters are used in the computer and electronics industries, as well as the photographic market, as an aerosol cleaner. EMC’s products are also used in forensic medicine to freeze medical specimens, and EMC packages the only Coast Guard approved boat horns. All of these products use a refrigerant packaged and marketed by EMC.

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

In December 2004, the Company’s Board approved the change in the Company’s fiscal year end from December 31 to June 30. At that time, the Company, as the parent of EMC, was a holding company of one operating subsidiary. The fiscal year end of EMC is June 30; therefore, in order to more closely align its operations and internal controls with that of its wholly owned subsidiary, the Board of Directors approved the change in the Company’s fiscal year end.

Effective as of July 17, 2005, the Company acquired one hundred percent (100%) ownership of (i) Unifide, a leading marketer and seller of automotive chemicals and additives and (ii) Todays, a company that manufactures and packages the products sold by Unifide. On the effective date of the purchase, each of Unifide and Todays became a wholly owned subsidiary of the Company.

Unifide has been in operation for over six years and Todays has been in operation for approximately three years. Unifide markets specialty automotive products under proprietary trade names such as TMP (Taylor Made Products), Nu-Energy and Tradco/Phoenix, as well as private labels. Todays manufactures and packages the products to be sold by Unifide. The acquisition of Unifide and Todays brings an experienced marketing and sales force to the Company’s core packaging business and is expected to provide cross-selling opportunities between the Company's proprietary brands.

Through Unifide and Todays, the Company offers the same products in the same areas as offered by Unifide and Todays prior to the 2005 purchase. Although Unifide and Todays will continue to use the property, plant, equipment, management and employees of Unifide existing prior to the purchase, the Company cannot guarantee that it will be successful in these businesses.

None of the products of EMC, Unifide or Todays are sold to ultimate end users. Rather, the Company’s customers are retail stores and wholesalers of products. Following production, all products are shipped to clients by contracted third party shippers. ILNP includes the costs associated with shipping into its product pricing.

The raw materials used by each of the Company’s wholly owned subsidiaries are widely available. However, ILNP’s continued business is reliant on suppliers of raw materials. The Company continually seeks out less expensive suppliers of raw materials. The Company’s continued

operations rely on its ability to continue to secure competitive suppliers of raw materials.

Routine government approval for the businesses of each of EMC, Unifide and Todays is required, and has been received by each of the companies.

Products; Trademarks, Licenses

None.

Competition

EMC, Unifide and Todays operate in highly competitive and fragmented business segments, and none is dominant within its segment. EMC is primarily in the contract packaging business. It is able to remain competitive through its efficient production. EMC’s continued competitiveness will rely on its ability to price its services at a competitive level. EMC has no brand distinction between its products and its competitor’s products.

Unifide competes in its market through competitive pricing and effective marketing and sales. Unifide does not believe that it has any significant advantage due to its brand name recognition. Rather Unifide's sales staff is able to maintain its position in the market through appropriate pricing of its products.

Government Regulations

The Company believes it is in material compliance with all relevant federal, state, and local environmental regulations, and does not expect to incur any significant costs to maintain compliance with the regulations in the foreseeable future. The Company is subject to the rules and regulations of United States Occupational Safety and Health Administration (OSHA), and the United States Department of Transportation  (DOT). Among other things, these regulator authorities impose requirements which regulate the handling, packaging, labeling, transportation and disposal of hazardous and non-hazardous material and the health and safety of workers, and require the Company and, in certain instances, its employees, to obtain and maintains licenses in connection with its operations. The Company is also subject to regulations adopted by the United States Departments of Transportation which classify most refrigerants as hazardous materials or substances and impose requirements for handling, packaging and transporting refrigerants. Additionally, the Environmental Protection Agency performs regular, routine reviews of the business of each of the Company’s subsidiaries. The costs and effects of regulatory compliance with respect to each of EMC, Unifide and Todays are minimal.

Employees

The Company employs approximately 60 people, including two senior managers, approximately 50 employees at EMC, and approximately 11 employees at Unifide. Todays has 1 employee.

Item 2. Description of Property.

The Company currently leases office space in New York, New York on a month-to-month basis, at the rate of $3,400 per month. Through EMC, the Company currently leases office and packaging facilities in Lakewood, New Jersey under a lease agreement expiring September 2010, at the current annual rate of $120,000. Through Unifide, the Company currently leases office space in West Long Branch, New Jersey and warehouse facilities in Harrison, New Jersey and Conshohocken, Pennsylvania at an annual aggregate cost of $116,000. Through Todays, the Company currently leases manufacturing and warehouse space in Akron, Ohio at an annual cost of $144,000. The Company believes that our facilities are adequate for our current needs.

Item 3. Legal Proceedings.

The Company is a party to several litigations none of which, in the opinion of management, are material to the Company. Management also believes that the Company has adequate defenses to each action filed however there can be no assurance that such defenses will be accepted. The Company’s management does not believe that there are any proceedings to which any director, officer, or affiliate of the Company, any owner of record of beneficially held or owner of more than five percent (5%) of the Company’s common stock, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to the Company, or has a material interest adverse to the Company.

Item 4. Submission of Matters to a Vote of Security Holders.

None.
PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Since February 11, 2005 and through August 28, 2005, the Company’s common stock traded on the “pink sheets” under the symbol ILNP.PK. Prior to such date, the Company's common stock was traded on the pink sheets under the symbol AVBC.PK. The following sets forth the range of the closing bid prices for the Company's common stock for (i) the quarterly periods for the fiscal year ended June 30, 2005, (ii) the quarterly periods in the transition period from December 31, 2003 through June 30, 2004, and (iii) the quarterly periods for the year ended December 31, 2003. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's common stock. As described in “Recent Developments” on page 1 of this Annual Report on Form 10-KSB, as of August 29, 2005, the Company’s common stock has traded on the OTCBB under the symbol ILNP.OB.

	High Bid	Low Bid
Quarter Ended September 30, 2004	0.429	0.169
Quarter Ended December 31, 2004	0.30	0.24
Quarter Ended March 31, 2005	0.521	0.16
Quarter Ended June 30, 2005	0.45	0.21

	High Bid	Low Bid
Quarter Ended March 31, 2004	1.25	0.50
Quarter Ended June 30, 2004	0.65	0.10

	High Bid	Low Bid
Quarter Ended March 31, 2003	0.41	0.10
Quarter Ended June 30, 2003	0.43	0.41
Quarter Ended September 30, 2003	3.80	1.15
Quarter Ended December 31, 2003	1.15	0.60

The prices shown above through the quarter ended March 31, 2003 relate to the Company’s predecessor, Ciro, which was traded on the pink sheets under the symbol CIRR.PK.

The approximate number of holders of the common stock of the Company as of September 28, 2005 was 525.

As previously disclosed by the Company in a Current Report on Form 8-K, on February 22, 2005, the Board of Directors authorized the payment of a stock dividend to stockholders of record as of the close of business on March 9, 2005. On May 19, 2005, the Company’s stockholders of record as of such date were to receive one Power3 Share for every block of ten shares of the Company’s common stock. The Company further announced that it would pay an additional stock dividend of one Power3 Share for each block of ten shares of the Company’s common stock to stockholders of record as of the close of business on May 9, 2005, also payable on May 19, 2005. Additionally, as previously disclosed on a Current Report on Form 8-K/A, the Power3 Shares held by the Company are not registered under the Securities Act, and are therefore restricted securities. Prior to the payment date, the Company’s management disclosed on a Current Report on Form 8-K/A filed on April 22, 2005, that it had determined that the stock dividend would likely not be paid on May 19, 2005 as originally intended. The Company further disclosed that it intended to pay the dividend of Power3 Shares within ten days following the first to occur of the: (i) receipt by the Company of a no-action letter from the SEC to the effect that the SEC will not take enforcement action if the Company delivers to the Company stockholders the Power3 Shares, or (ii) the availability of an exemption from the registration requirements of the Securities Act. The record dates with respect to the dividend of Power3 Shares remained March 9, 2005 and May 9, 2005, as originally approved by the Company’s Board of Directors.

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

In connection with the Unifide and Todays acquisitions, the sellers received 3,500,000 shares and 1,500,000 shares of the Company’s common stock, respectively, subject to adjustment in the number of shares if the price of the Company’s common stock was less than $0.30 from the period from July 1, 2005 to July 10, 2005. These sales and purchases of the Company’s common stock in the two acquisitions were exempt from registration under the Securities Act pursuant to Section 4(2) on the basis that the transactions did not involve a public offering. Each of the purchasers of the Company’s common stock in connection with the acquisitions of Unifide and Todays represented his or her intention to acquire the securities for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Other than as described in the foregoing paragraph, the Company did not offer or sell any unregistered securities in the fiscal year ended June 30, 2005. As discussed in “Recent Developments” above, as of July 13, 2005, the Company offered and sold to accredited investors an aggregate of $570,000 worth of promissory notes and warrants to purchase shares of its common stock. These securities were not sold through an underwriter and there were no underwriting discounts. This private placement was conducted through a placement agent, and the commissions to such placement agent from the offering amounted to $57,000. The purchasers in this private placement represented his or her intention to acquire the securities for investment only and not with a view toward distribution. Additionally, as of July 19, 2005, the Company held an initial closing with respect to its offer and sale to certain accredited investors of promissory notes and related warrants of an aggregate of $1,710,000. The sales and purchases in the two private placements discussed in this paragraph were exempt from registration under Section 4(2) the Securities Act and the regulations promulgated thereunder, on the basis that each of the private placement did not involve a public offering.

Other than as described above, there were no underwriters or placement agents involved in any of the foregoing transactions.

Item 6. Management’s Discussion and Analysis or Plan of Operations.

Critical Accounting Policies

The following significant accounting policies pertain to EMC Packaging, Inc. (“EMC”), the Company’s operating unit until the acquisition of Unifide and Todays on June 30, 2005:

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

Results of Operations

The comparative data included in the Results of Operations and the Liquidity and Capital Resources sections below contain data for the transitional six month period ended June 30, 2004, consisting of pre-acquisition EMC data. The year ended June 30, 2005 data consists of post-acquisition EMC data and includes the operations of EMC.

For the Year ended June 30, 2005 and the six months ended 2004

Revenue and gross profit for the year ended June 30, 2005 and for the six months ended June 30, 2004, was $3,953,748 and $840,838, respectively, and reflects the revenue and gross profit derived from EMC’s operations during the year.

Total operating expenses for the year ended June 30, 2005 was $4,058,794. Of this amount, $514,605 was due to EMC’s operations and the balance, or $3,544,189, was due to the Company’s corporate expenses. The greater majority of these corporate expenses pertained to legal and professional fees of $3,029,635, arising from the ongoing reorganization of the Company.

The operating expenses in the six months ended June 30, 2004 were $-0-. Interest expenses for the year ended June 30, 2005 and for the six months ended June 30, 2004 was $462,092 and $-0-, respectively, with the increase primarily attributable to $106,987 of interest expense incurred by EMC during the year ended June 30, 2005.

During the year ended June 30, 2005, the Company cancelled $699,453 of certain liabilities related to the Power3 Liabilities disclosed above in “Recent Developments - Power3 Dispute”. These cancelled liabilities are comprised of $388,115 of notes payable; $123,382 of accrued interest; $92,663 of credit card debt; and $92,293 of accounts payable to former shareholders.

The result of the above was a net loss for the year ended June 30, 2005 of $3,727,810, compared to a loss of $419,798 in the six month period ended June 30, 2004.

Liquidity and Capital Resources

The Company had a working capital deficit of $2,978,254 as of June 30, 2005. This compares to a working capital deficit of $2,782,319 as of June 30, 2004.

Net cash provided by operations for the year ended June 30, 2005 was a negative $767,958, compared to a negative cash provided by operations in the six months ended June 30, 2004 of $233,044. This increase in funds used by operations was attributable to the increased net loss and $500 of stock-based compensation (a non-cash item) in the 2004 period.

Net cash used by investing activities was $381,026 in the annual period ended June 30, 2005; there was no investing activity in the six month period  ended June 30, 2004.

The Company obtained funds to operate in the annual period ended June 30, 2005 from the issuance of common stock and subscriptions in the amount of $397,500 and a net increase in notes payable shareholders and related parties of approximately $1,032,991.

Cautionary Statement Regarding Forward- Looking Statements

It should be noted that this Management's Discussion and Analysis or Plan of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. Although the Company's management believes that such forward-looking statements are reasonable, it cannot guarantee that such expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results to differ materially from those anticipated, including: (i) the Company's history of ongoing operating losses; (ii) the overall marketplace and clients' usage of EMC's and Unifide’s products, including demand therefore, the impact of competitive technologies, products and pricing, particularly given the substantially larger size and scale of certain competitors and potential competitors, control of expenses, and revenue generated by the acquisition of new customers; (iii) the ultimate consequences of Hurricane Katrina on the supply and/or distribution chain; (iv) the consequent results of operations given the aforementioned factors; and (v) the requirement for the Company to raise additional working capital to fund operations and the availability and terms of any such funding to the Company. Without any such funding, the Company believes it may be forced to curtail operations, and if no alternative to financing, such as an additional merger or acquisition, is consummated, the Company may not continue as a going concern. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

As previously disclosed, the independent auditors of Ciro, Lazar Levine and Felix LLP, predecessor auditor of the legal acquirer in the reverse merger, resigned as the independent auditors of Ciro effective December 7, 2004 because such auditors had no dealings with the

Company since July 24, 2003. In October 2003, the Company filed a Form 15 with the SEC under Rule 12g-4(a)(1)(i) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), electing to become a non-reporting company on the basis that its common stock was held by fewer than 300 persons. On February 28, 2003, the board of directors of ABC Texas, approved the retention of Fitts, Roberts & Co., P.C. to audit the financial statements of ABC Texas for the years ended December 31, 2002 and 2001. On June 3, 2004, the board of directors of ABC Texas again approved the retention of Fitts, Roberts & Co., P.C. to audit the financial statements of ABC Texas for the year ended December 31, 2003. On December 29, 2004, Fitts, Roberts & Co., P.C. informed the Company that it would not stand for reelection as the Company’s independent auditors. The Company received certain observations from Fitts, Roberts & Co., P.C., including, but not limited to, the following: (i) the Company lacks specific policies and a procedure guide; (ii) the separation of duties to support internal controls is lacking; (iii) there is poor documentation and a lack of trained accounting staff; and (iv) the Company has a lack of reconciliation of accounts and has a number of audit adjusting journal entries. On December 9, 2004, the Company’s Board of Directors approved the retention of Beckstead and Watts, LLP as the Company’s independent auditors going forward. There have been no disagreements with any of the Company’s independent auditors to the knowledge of the Company’s Board of Directors.

Item 8A. Controls and Procedures.

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14 of the Exchange Act) as of the end of the period covered by this annual report (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures were not effective and not adequate in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Such officers reached this conclusion because the Company’s records, prior to the recent change in management, had not been maintained and processed to meet both financial reporting and other SEC disclosure needs and requirements. Management has reviewed the recommendations set forth in a letter from the Company’s auditors and has brought the Company’s disclosure controls and procedures in line with such recommendations.  The Company’s independent auditors had made a number of recommendations including, but not limited to, the following: (i) the Company should improve accounting controls through the formalization and adoption of accounting policies and procedures, and (ii) additional recommendations related to improving internal controls through the separation of duties within the accounting function.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company's internal control over financial reporting that occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B. Other Information.

Please see the “Recent Developments” discussion, as well as the discussion related to the acquisitions of Unifide and Todays in “Item 1. Description of Business”.

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

Name	Age	Title
Robert J. Casper	62	Director*
Jerome Davis	55	Director*
Lou Frey, Jr.	71	Director*
John Mazzuto	57	Director, Vice Chairman of the Board, Chief Financial Officer, Assistant Secretary
Crawford Shaw	70	Director, Chairman of the Board, Chief Executive Officer, President
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

John Mazzuto, 57, a director and the Company’s Vice Chairman of the Board, Chief Financial Officer and Assistant Secretary, has been an investor, financial consultant and advisor to a number of mid and small sized firms in various industries. Previously, he was Managing Director of corporate finance of Chemical Bank of New York. Mr. Mazzuto was Group Managing Director of an international merchant bank and was a member of the board of directors of a number of companies. Mr. Mazzuto graduated from Yale College in 1970.

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

Based solely on a review of Section 16(a) forms, the Company believes that the following persons failed to file a Form 3 on a timely basis: (1) Crawford Shaw, (2) John Mazzuto, (3) Robert J. Casper, (4) Jerome Davis, and (5) Lou Frey, Jr.

Item 10. Executive Compensation.

The table below sets forth all annual and long-term compensation paid by the Company in fiscal years end June 30, 2005 and June 30, 2004, and the calendar year ended December 31, 2003 for services in all capacities with respect to those persons who were (i) the Chief Executive Officer and (ii) the other executive officers of the Company at the end of the fiscal year, as well as the other individuals that were executive officers during the fiscal year ended June 30, 2005.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts (1)	All Other Compen-sation
John Mazzuto - Vice Chairman of the Board, Chief Financial Officer, Assistant Secretary Crawford Shaw - Chairman of the Board, Chief Executive Officer, President	2005 2004 2003 2005 2004 2003	-- -- -- -- -- --	-- -- -- -- -- --	-- -- -- -- -- --	-- -- -- -- -- --	-- -- -- $200,000 -- --	-- -- -- -- -- --	-- -- -- -- -- --
_______________________________
(1) Includes securities, underlying options, and SARs.

The following table contains disclosure concerning individual grants of sock options made during the fiscal year ended June 30, 2005 to each of the named executive officers listed in the foregoing table.
Option Grants in Last Fiscal Year

Name/Title	Number of Securities Underlying Options	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date
Crawford Shaw - Chairman of the Board, Chief Executive Officer, President	1,000,000	100%	.20	2015

In August, 2004, the Company adopted the 2004 Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan permits the grant of (i) options exercisable for shares of the Company’s common stock, (ii) stock appreciation rights entitling the recipient to receive cash or shares of the Company’s common stock and (iii) restricted shares of the Company’s common stock to its officers and other employees, outside directors and consultants, upon such terms, including exercise price and conditions and vesting schedule, as may be determined by the Company’s Board of Directors. The plan authorizes the granting of awards of up to a maximum of 15,000,000 shares of the Company’s common stock. All options are subject to the vesting schedule stated in the applicable award agreement.

During the fiscal year ended June 30, 2005, no fees were paid to the directors of the Company.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of the Company’s common stock as of September 28, 2005 by (i) each director of the Company, (ii) any executive officer who was (a) the Chief Executive Officer and (b) an executive officer of the Company at the end of the fiscal year ended June 30, 2005, as well as the individuals that were executive officers during the year ended June 30, 2005, (iii) all directors and executive officers as a group, and (iv) each person or group known by the Company to own beneficially more than five percent (5%) of its outstanding shares of common stock. All information with respect to beneficial ownership has been furnished by the respective director or executive officer, or by reference to a public filing, as the case may be. Unless otherwise indicated below, each stockholder named below has sole voting and investment power with respect to the number of shares set forth opposite his or its respective name.

NAME AND ADDRESS OF BENEFICIALOWNER	AMOUNT AND NATURE OF SHARES BENEFICIALLY OWNED	PERCENT OF CLASS
Robert J. Casper - Director 770 South Post Oak Lane, Suite 330 Houston, Texas 77056	0	--
Jerome Davis - Director 770 South Post Oak Lane, Suite 330 Houston, Texas 77056	0	--

Lou Frey, Jr. - Director 770 South Post Oak Lane, Suite 330 Houston, Texas 77056	200,000 Common Shares	0.5%
John Mazzuto - Director and Vice Chairman of the Board, Chief Financial Officer and Assistant Secretary 770 South Post Oak Lane, Suite 330 Houston, Texas 77056	0	--
Crawford Shaw - Director and Chairman of the Board, Chief Executive Officer and President 770 South Post Oak Lane, Suite 330 Houston, Texas 77056	1,000,000 Common Shares	2.4%
All Officers and Directors as a Group (5 persons)	1,200,000 Common Shares	2.9%

Equity Compensation Plan Information

The following table sets forth information concerning shares of the Company’s common stock authorized or available for issuance under the Company's equity compensation plan as of June 30, 2005.

Plan Category	(a) Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders	12,655,000.20		5,295,000
Equity Compensation Plans Not Approved by Security Holders	0	0	0

The material features of the Stock Option Plan are discussed above. Please see “Item 10 - Executive Compensation”.

Item 12. Certain Relationships and Related Transactions.

In May 2004, the Company entered into the Power3 Agreement, among the Company, Power3 and the Shareholders. According to the Company’s records, the Power3 Sale was approved by the Company’s shareholders by proxy. As provided in the Power3 Agreement, the Company sold to Power3 all of the Company’s assets in consideration for 15,000,000 shares of the common stock, par value $.001 per share, of Power3. The assets disposed of by the Company included all tangible personal property, intellectual property, rights in contracts that the Company is a party to, along with intangible property, including goodwill. In consideration for the benefits that they received by virtue of the transaction, each of the Shareholders agreed to make the representations, warranties, and indemnifications in the Power3 Agreement jointly and severally, along with the Company, and each of the Shareholders agreed to enter into and be bound by a Non-Competition Agreement and an Employment Agreement containing, among other things, covenants respecting confidentiality, non-competition and non-solicitation. Please see the discussion regarding the Power3 Sale in “Item 1 - Description of Business - Background” and “Item 5 - Management’s Discussion and Analysis or Plan of Operation”. Regal Partners, Inc., ashareholder of the Company provided investment banking services during the year and received compensation of $200,000 for such services. Such compensation was offset by a near equal amount of receivable due from such shareholder. Management believes that the compensation is fair and reasonable and is based on arms length negotiations.

Item 13. Exhibits.
Index

Exhibit Number	Exhibit Description
3.1
Articles of Incorporation of the Registrant, as amended, included as Exhibits 3.1 through 3.7 to the Registrant's Registration Statement on Form 10-SB, filed with the SEC on December 29, 1999, which is incorporated herein by reference.

3.2
Amendment to Articles of Incorporation of the Registrant changing its name from Ciro International, Inc. to Advanced Bio/Chem, Inc., included as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on December 10, 2004, which is incorporated herein by reference.

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

10.1
Asset Purchase Agreement among the Registrant, Power3 Medical Products, Inc., a New York corporation, and Steven B. Rash and Ira Goldknopf, dated May 18, 2004, included as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on January 24, 2005, which is incorporated herein by reference.

10.2
Stock Purchase Agreement among the Registrant and the Stockholders of EMC Packaging, Inc., dated as of October 7, 2004, included as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on February 2, 2005, which is incorporated herein by reference.

10.3
Acquisition Agreement by and Among the Registrant, and Unifide Industries, Limited Liability Company, Barry J. Margulis and Scott L. Margulis, dated as of June 1, 2005, included as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 17, 2005, which is incorporated herein by reference.

10.4
Acquisition Agreement by and Among the Registrant, and Todays Way Manufacturing, LLC, Barry J. Margulis and Scott L. Margulis, dated as of June 1, 2005, included as Exhibit 2.2 to the Registrant’s Current Report on Form 8-K, filed with the SEC on July 17, 2005, which is incorporated herein by reference.

21.1	List of the Registrant’s Subsidiaries.
23.1	Consent of the Registrant’s independent auditors.
31.1	Certification of the Principal Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of the Principal Financial Officer pursuant to Rule 13a-14(a).
32.1	Section 1350 Certification of the Chief Executive Officer.
32.2	Section 1350 Certification of the Chief Financial Officer.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

Set forth below are aggregate fees for professional services rendered for the Company by (i) Beckstead and Watts, LLP, for the fiscal year ended June 30, 2005 and the six month transition period ended June 30, 2004, and (ii) Fitts, Roberts & Co., P.C. and Lazar Levine & Felix LLP for the year ended December 31, 2003. The aggregate fees included in the Audit category are fees billed for the fiscal years (or transition period) for the audit of the Company’s annual (or transition period) financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees that would have been billed during the year (or transition period), had they been incurred.

	Fiscal Year Ended June 30, 2005	Six Month Period Ended June 30, 2004	Year Ended December 31, 2003
Audit Fees	$ 100,315	$ 14,960	$ 117,000
Audit-Related Fees	$ 0	$ 0	$ 0
Tax Fees	$ 0	$ 0	$ 0
All Other Fees	$ 0	$ 0	$ 0
	----------------	----------------	----------------
Total	$ 100,315	$ 14,960	$ 117,000

For the year ended December 31, 2003, the amounts above include audit fees of (i) Fitts, Roberts & Co., P.C. of $92,000, and (ii) Lazar Levine & Felix LLP of approximately$25,000.

Audit Fees for the fiscal year ended June 30, 2005, the six month transition period ended June 30, 2004 and the year ended December 31, 2003 were for professional services rendered for the audits of the financial statements of the Company, consents, and other assistance required to complete the year- and period- end audit of the financial statements.

The Company incurred no Audit-Related Fees for the fiscal year ended June 30, 2005, the six month transition period ended June 30, 2004 and the year ended December 31, 2003.

There were no Tax Fees or fees that were classified as All Other Fees as of the fiscal year ended June 30, 2005, the six month transition period ended June 30, 2004 and the year ended December 31, 2003.

As the Company does not yet have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures; however, the directors approved all of the audit-related, tax and all other fees.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Industrial Enterprises of America, Inc.
(Registrant)

Date: October 12, 2005
By:  /s/ John D. Mazzuto
John D. Mazzuto, Chief Financial
Officer, Vice Chairman of the Board, Assistant Secretary and a Director

By:   /s/ Crawford Shaw
Crawford Shaw, Chief Executive Officer, Chairman of the Board, President and a Director

By:   /s/ Robert J. Casper
Robert J. Casper, Director

By:   /s/ Jerome Davis
Jerome Davis, Director

By:   /s/ Lou Frey, Jr.
Lou Frey, Jr., Director

Beckstead and Watts, LLP
Certified Public Accountants
2425 W Horizon Ridge Parkway
Henderson, NV 89052
702.257.1984 (tel)
702.362.0540 (fax)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying balance sheet of Industrial Enterprises of America, Inc. (formerly Advanced Bio/Chem, Inc.) (the “Company”), as of June 30, 2005, and the related statement of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Industrial Enterprises of America, Inc. (formerly Advanced Bio/Chem, Inc.) as of June 30, 2005, and the results of its operations, equity, and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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

October 12, 2005

Please See the Notes to these Financial Statements.

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

July 15, 2005

Please See the Notes to these Financial Statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly Advanced Bio/Chem, Inc.)

Consolidated Balance Sheet
June 30, 2005
(Audited)

June 30, 2005
(Audited)
ASSETS
Current Assets
Cash	$ 323,502
Accounts receivable, net of allowances of $15,000	1,547,159
Due from related parties	197,484
Inventory	725,476
Prepaid expenses	24,651
Total Current Assets	$ 2,668,272
Investment in common stock	395,725
Property, plant and equipment net of accumulated depreciation	147,008
Other Assets	100,000
TOTAL ASSETS	$ 3,461,005

LIABILITIES & SHAREHOLDERS' DEFICIT
Current Liabilities
Accounts payable	$ 534,436
Accrued expenses payable	816,139
Due to related parties	299,400
Notes payable	835,707
Notes payable related parties	1,000,000
Accrued interest payable	9,500
Accrued interest to shareholders and related parties	60,943
Net current liabilities due to discontinued operations	2,090,401
Total Current Liabilities	$ 5,646,526
Long Term Liabilities,
Notes payable related parties net of current maturities	250,000
Total Long Term Liabilities,	250,000
Total Liabilities	$ 5,896,526
Shareholders' Deficit
Common stock, $0.001 par value,
50,000,000 shares authorized,
37,139,190 shares issued and outstanding
at June 30, 2005	37,139
Additional paid-in capital	5,913,432
Subscribed stock	151,490
Retained (deficit)	(8,537,582)
Total Shareholders' Deficit	$ (2,435,521)
TOTAL LIABILITIES & SHAREHOLDERS' DEFICIT	$ 3,461,005

The accompanying Notes are an integral part of these Financial Statements.

Please See the Notes to these Financial Statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly Advanced Bio/Chem, Inc.)

Consolidated Condensed Statement of Operations
(Audited)

	For the year ended	Transitional period for the six months ended
	June 30, 2005	June 30, 2004

Revenues	$ 3,953,748	$ -

Cost of Goods Sold	3,112,910	-

Gross Profit	$ 840,838	$ -

Expenses:
Selling, general & administrative	$ 527,249	$ -
Salaries and contract labor	481,169	-
Depreciation and amortization	8,159	-
Legal and professional fees	3,042,217	-
Total Expenses	$ 4,058,794	$ -
(Loss) from operations	$ (3,217,956)	$ -

Loss on discontinued operations	-	(419,798)
Write down of obsolete inventory	(149,985)	-
Interest expense	(462,092)	-
Miscellaneous Income	10,124	-
Net (Loss) from operations	$ (3,819,909)	$ (419,798)

Deferred tax benefit	$ 92,099	$ -

Net income (loss)	$ (3,727,810)	$ (419,798)

Net income (loss) per share basic and diluted	$ (0.17)	$ (0.03)

Weighted average number of common shares outstanding	22,541,845	13,561,367

The accompanying Notes are an integral part of these Financial Statements.

Please See the Notes to these Financial Statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly Advanced Bio/Chem, Inc.)

Statement of Stockholders’ Deficit
For the year ended June 30, 2005
(Audited)

		Stockholders' Deficit
	Common	Common	Additional
	Shares	Stock	Paid-In	Subscribed	Retained	Total
	Issued	Par $0.001	Capital	Stock	(Deficit)

Balance at June 30, 2004	15,384,275	$ 15,384	$ 2,110,304	$ 47,490	$ (4,809,772)	$ (2,636,594)

Common stock issued for cash	6,262,500	6,263	902,737	22,000	-	931,000
Common stock issued for services	10,830,000	10,830	1,558,170	82,000	-	1,651,000
Stock options exercised	1,875,000	1,875	(1,875)	-	-	-
Stock issued to EMC shareholders	2,296,800	2,297	457,063	-	-	459,360
Stock issued to related party	300,000	300	59,700	-	-	60,000
Debt converted to common stock	190,615	191	129,880	-	-	130,070
Debt cancelled	-	-	697,453	-	-	697,453
Net loss	-	-	-	-	(3,727,810)	(3,727,810)

Balance at June 30, 2005	37,139,190	$ 37,139	$ 5,913,432	$ 151,490	$ (8,537,582)	$ (2,435,521)

The accompanying Notes are an integral part of these Financial Statements.

Please See the Notes to these Financial Statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly Advanced Bio/Chem, Inc.)

Consolidated Statement of Cash Flow
(Audited)

	For the Year Ended	Transitional period for the six months ended
	June 30, 2005	June 30, 2004
Operating activities
Net income (loss)	$ (3,727,810)	$ (419,798)
Non-cash items
Loss on discontinued operations	-	419,798
Depreciation and amortization	8,159	-
Deferred tax	(92,099)	-
Stock based compensation	1,651,000	500
Net changes in working capital accounts
Accounts receivable trade	(902,448)	-
Due from related parties	396,016	-
Inventory	209,667	-
Prepaid expenses	(14,783)	-
Other current assets	-	(3,971)
Accounts payable	81,099	-
Credit card debt	(107,687)	-
Due to related parties	299,400	-
Accrued interest payable	5,833	-
Accrued interest related parties	(26,431)	-
Accrued expenses	642,803	-
Changes in current liabilities	-	(229,573)
Disputed debt from discontinued operations	(18,198)	-
Disputed debt cancelled to paid in capital	697,704	-
Disputed debt converted to stock	129,817	-
Net cash (used) by operating activities	$ (767,958)	$ (233,044)
Investing activities
Additions to property, plant and equipment	(132,226)	-
Investment in subsdidiaries	(250,000)	-
Other	1,200	-
Net cash (used) by investing activities	$ (381,026)	$ -
Financing activities
Bank overdraft (repayment)	-	(7,498)
Line of credit proceeds	58,361	-
Line of credit payments	(50,825)	-
Proceeds from issuance of debt	4,431,682	-
Principal payments on debt	(3,398,691)	-
Proceeds from issuance of common stock	375,500	425,000
Stock subscriptions	22,000	(150,000)
Net cash provided by Financing Activities	$ 1,438,027	$ 267,502
Net cash increase for period	$ 289,043	$ 34,458
Cash at beginning of period	34,459	-
Cash at end of period	$ 323,502	$ 34,458
SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:
Interest paid	$ 381,304	$ 17,029
Income taxes paid	$ -	$ -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt converted to common stock	$ 96,409	$ 31,417
Accrued interest converted to stock	$ 33,660	$ -
Stock issued for services	$ 1,651,000	$ -
Debt cancelled	$ 697,704	$ -
Exchange of fixed assets and intangibles for 15,000,000 shares common in Power 3 Medical Products, Inc.	$ -	$ 145,725
Exchange of accounts receivable, patents and liabilities for 15,000,000 shares common in Power 3 Medical Products, Inc.	$ -	$ 245,388
Please See the Notes to these Financial Statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Company Background and Summary of Significant Accounting Policies

Nature of the Organization

Industrial Enterprises of America, Inc. (formerly Advanced Bio/Chem, Inc.), a Nevada corporation (the “Company”) is a holding company. Its wholly owned subsidiary, EMC Packaging, Inc. is primarily engaged in the manufacturing and sales of packaged refrigerants for the automotive and dusting markets.

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

Change in year end

During 2004, the Company changed its fiscal year from one ending on December 31 to one ending on June 30. Application for the change in accounting year is pending with the Internal Revenue Service. Accordingly, the Company’s transition period that ended on June 30, 2004 includes the six months from January 1, 2004 to June 30, 2004

Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary corporation, after elimination of all material intercompany accounts, transactions and profits.

Basis of Accounting

The financial statements of the Company have been prepared on the accrual basis of accounting and, accordingly, reflect all significant receivables, payables and other liabilities.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Inventory
Inventory is stated at the lower of cost or market, with cost determined on a first-in, first-out basis

Shipping and Handling Costs

The Company’s shipping and handling costs are included in cost of sales for all periods presented.

Concentration of Credit Risk

The Company has cash in bank and short-term investments which, at times, may exceed federally insured limits. The Company has not experienced any losses in such accounts. The Company believes it is not exposed to any significant credit risk on cash and short-term investments.

Revenue Recognition

The Company’s subsidiary recognizes revenue principally from sales of hydroflurocarbon refrigerants and propellants used in medical applications, refrigeration, automotive air conditioning, boat horns, and gas dusting. Revenues are recognized as earned.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounts Receivable and Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $15,000 and $-0- at June 30, 2005 and 2004, respectively.

Net (Loss) Per share

Net (loss) per basic share is computed using the weighted average number of common shares outstanding. Net (loss) per diluted share is computed using the weighted average common shares and potential common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The computation for earnings per common share, assuming dilution, for the year ended June 30, 2005 and for the six month period June 30, 2004 was antidilutive, and therefore is not included. Outstanding warrants as of June 30, 2005 and 2004, totaled 2,950,000 and 2,500,000, respectively.

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

Property and Equipment

Property and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful lives of the respective assets. Repairs and maintenance, which are not considered betterments and do not extend the useful life of property, are charged to expense as incurred. When property and equipment are retired or otherwise disposed of, the asset and accumulated depreciation are removed from the accounts and the resulting gain or loss is reflected in income. The ranges of estimated useful lives used in computing depreciation are as follows:

Equipment	7 - 10 years
Vehicles	3 - 5 years
Office equipment	7 years

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Advertising Costs

The Company expenses all costs of advertising as incurred. Advertising costs totaling $-0- and $-0- were included in sales and marketing expenses for the year ended June 30, 2005 and for the six month period ended June 30, 2004.

Segment Reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”. The Company operates as a single segment and will evaluate additional segment disclosure requirements as it expands its operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. As of June 30, 2005, no dividends have been paid. On February 22, 2005, the Company declared a stock dividend of Power 3 Medical Products, Inc. shares to Company stockholders of record as of March 9, 2005. A second dividend of Power3 Shares was to be paid to Company stockholders of record as of May 9, 2005. For every 10 shares of the Company’s stock, shareholders were to receive one share of Power3 on May 16, 2005. As disclosed in Form 8-K/A filed with the SEC on April 22, 2005, the dividend has been suspended pending (i) the receipt by the Company of a no-action letter from the SEC to the effect that the Commission will not take enforcement action if the Company delivers to the Company stockholders the Power3 Shares or (ii) the availability of an exemption from the registration requirements of the Act. The record dates with respect to the dividend of Power3 Shares will remain March 9, 2005 and May 9, 2005, as originally approved by the Company’s Board of Directors. The Company intends to pay the dividend within ten days of whichever occurs first. See further discussion at Note 12.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Statement 123R must be adopted no later than July 1, 2005.  Early adoption will be permitted in periods in which financial statements have not yet been issued.  The Company expects to adopt Statement 123R on July 1, 2005.  Statement 123R permits public companies to adopt its requirements using one of two methods:

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

The Company is currently evaluating the two different methods for the adoption of Statement 123 and has not determined which of the two methods it will adopt.

As of June 30, 2005, the Company has not issued stock-based payments to our employees, though it anticipates the issuance of stock options during 2006. During the year ended June 30, 2005 the Company recognized stock-based compensation of $1,654,000.

The Company believes that the adoption of Statement 123R’s fair value method will have a material impact on its result of operations, although it will have no impact on the Company’s overall financial position.  The impact of adoption of Statement 123R cannot be predicted at this time because it will depend on levels of share-based payments granted in the future. Statement 123R also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current literature.  This requirement will reduce net operating cash flows and increase net financing cash flows in periods after adoption.  The Company cannot estimate what those amounts will be as it will depend on the levels of share-based payments granted in the future.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Many of these instruments were previously classified as equity. The guidance in SFAS No. 150 is generally effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not believe that the adoption of SFAS No. 150 will have a material impact on its financial statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2.     Going Concern

The Company has sustained net losses from its inception in 2000 through June 30, 2005. At June 30, 2005, the Company had a deficit in stockholders’ equity in excess of $2 million. There can be no assurance that the Company will ever create economies of scale sufficient to generate revenue in excess of expenses or to enable shareholders to realize any return on their investment.

The Company relies on funding through bank debt, borrowing from related parties, loans from investors and sales of stock. Without continued funding from such sources, the Company could not remain in operation.

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. However, the Company has not commenced its planned principal operations and it has not generated any revenues. In order to obtain the necessary capital, the Company plans to raise funds via future securities offerings pursuant to Regulation D, Rules 504 and 506 of the Securities Act of 1933, as amended (the “Securities Act”). If the securities offerings do not provide sufficient capital, a shareholder of the Company has agreed to provide sufficient funds. However, the Company is dependent upon its ability to secure equity and/or debt financing and there are no assurances that the Company will be successful, without sufficient financing it would be unlikely for the Company to continue as a going concern.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3.     Income Tax

Income tax benefits as of June 30, 2005, are calculated as follows:

Book loss	$ 3,819,879
Less: Book depreciation	-
Add: Tax depreciation	-

Net loss	$ 3,819,879
Effective tax rate	34%

Tax benefit	$ 1,298,759
Valuation allowance	(1,298,759)

$ -

During the year ended June 30, 2005, the Company recorded a valuation allowance of $1,298,759 on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during the year ended June 30, 2005.

Tax net operating loss carryforwards as of June 30, 2005, have the following expiration dates:

EXPIRATION DATE	AMOUNT
2025	$ 3,819,879
2024	$ 130,905
2023	$ 2,278,179

The alternative minimum tax (AMT) credit carryforward may be carried forward indefinitely to reduce future regular federal income taxes payable.

The provision for income taxes charged to income from continuing operations for the year ended June 30, 2005 consists of the following:
2005
Current tax expense	$ -0-
Deferred tax (benefit)	$ (1,298,759)
Benefit of operating loss carryforwards	$ -0-
Investment tax credits	$ -0-
Total	$ (1,298,759)

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4.     Inventory

Inventories, consisting of material, material overhead, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following at June 30, 2005 :

	June 30, 2005	June 30, 2004
Raw materials	$ 469,342	$ -0-
Work-in-process	-0-	-0-
Finished goods	256,134	-0-
	$ 725,476	$ -0-

Due to the changing market conditions, in the year ended June 30, 2005 management conducted a thorough review of the inventory. As a result, a provision for inventory losses of $149,985 was charged against operations in 2005 to write down inventory to its net realizable value. This was based on the Company’s best estimates of product sales prices and customer demand patterns, and its plans to transition its products. It is at least reasonably possible for that the estimates used by the Company to determine its provision for inventory losses will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

Note 5.     Property, Plant and Equipment

	June 30, 2005	June 30, 2004
Equipment	$ 91,684	$ -0-
Vehicles	62,137	-0-
Leasehold improvements	4,472	-0-
Less: Accumulated depreciation	(11,285)	-0-
	$ 147,008	$ -0-

During the years ended June 30, 2005 and 2004, the Company recorded depreciation expense of $6,183 and $-0-, respectively.

Note 6.     Other Assets

In 2002, when JS Realty, LLC was purchasing the building that the Company was planning to use in operations, JS Realty, LLC had to borrow $100,000 from the shareholders of the Company in order to facilitate the transaction. In 2004, the Company assumed the receivable from the shareholders. As a result, the Company is reporting this receivable under other assets.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7.     Leases

The Company currently leases office space in New York, New York on a month-to-month basis, at the rate of $3,400 per month. Rent expense for the year ended June 30, 2005 and for the six month period ended June 30, 2004 was $14,336 and $39,462, respectively. Through EMC, the Company currently leases office and packaging facilities in Lakewood, New Jersey under a lease agreement expiring September 2010, at the current annual rate of $120,000. Through Unifide, the Company currently leases office space in West Long Branch, New Jersey and warehouse facilities in Harrison, New Jersey and Conshohocken, Pennsylvania at an annual aggregate cost of $116,000. Through Todays, the Company currently leases manufacturing and warehouse space in Akron, Ohio at an annual cost of $144,000 We believe that our facilities are adequate for our current needs.

Other short-term equipment operating leases were expensed as incurred. During the year ended June 30, 2005 and for the six month period ended June 30, 2004, the Company recorded $685 and $-0- as rent expense.

The Company has an obligation to Allstate Leasing, Inc. bearing interest at a rate of 13%. The loan is payable in monthly installments of $6,470, including interest, and is collateralized by company machinery and equipment.

Future annual loan maturities are as follows:

2006	$32,621
Note 8.     Notes Payable

The Company has notes payable to the following:
	June 30, 2005	June 30, 2004
Unrelated third party, unsecured, 60% interest, due July 16, 2005	$ 250,000	$ -0-
Allstate, secured, 13% interest, due December 2, 2006	32,621	-0-
First Capital, secured by accounts receivable, 7.25% interest, due January 18, 2006	448,535	-0-
First Capital, secured by inventory, 7.25% interest, due June 17, 2006	105,551	-0-

	$ 835,707	$ -0-

During the year ended June 30, 2005 and the six months ended June 30, 2004, the Company recorded interest expense totaling $462,092 and $-0-, respectively.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9.     Related Party Transactions

At June 30, 2005 and 2004, the corporation incurred payables to one of the officers for various operational related expenses in the amount of $296,400 and $-0-, respectively. At June 30, 2005 and 2004, a receivable of $197,464 and $-0- was due from a shareholder.

The Company has notes payable to the following related parties:

	June 30, 2005	June 30, 2004
Shareholders, unsecured, 18% interest, due October 26, 2005	$ 100,000	$ -0-
Shareholders, unsecured, 5% interest per month, due July 11, 2005	200,000	-0-
Shareholders, unsecured, 18% interest, due October 29, 2005	100,000	-0-
Shareholders, unsecured, 5% interest per month, due July 15, 2005	450,000	-0-
Shareholders, unsecured, 5% interest per month, due July 31, 2005	250,000	-0-
Shareholders, unsecured, 18% interest, due November 3, 2007	50,000	-0-
Shareholders, unsecured, 18% interest, due November 18, 2007	50,000	-0-
Shareholders, unsecured, 18% interest, due November 26, 2007	50,000	-0-

	$ 1,250,000	$ -0-

During the year ended June 30, 2005 and for the six months ended June 30, 2004, the Company recorded a total of $200,000 and $-0-, respectively in compensation to officers and directors of the Company.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10.     Stockholders’ Equity

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

For the year ended June 30, 2005, the following transactions occurred regarding the Company’s stock:
SHARES
Common stock issued for cash	6,262,500
Common stock issued for services	10,830,000
Stock options exercised	1,875,000
Stock issued to EMC shareholders	2,296,800
Stock issued to related party	300,000
Debt converted to common stock	190,615

Total shares issued FYE 6-30-05	21,754,915

Note 11.     WARRANTS

The Company issued 2,950,000 warrants during the year ended June 30, 2005, at the rate of one warrant for each common share. The warrants have an exercise price range of $0.12 to $0.50 per share and a term ranging from 5 years to 7 years. The fair value of the warrants has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.20. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 18%, zero dividend yield, volatility of the Company's common stock of 50% and an expected life of the warrants of 5-7 years.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of warrant activity for the year ended June 30, 2005, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

Outstanding at June 30, 2004 (inception)	2,500,000	$ 0.50	2,500,000	$0.50
Warrants cancelled	(2,500,000)	$(0.50)	(2,500,000)
Granted	2,950,000	$0.4564	2,950,000	$0.4564
Outstanding at June 30, 2005	2,950,000	$0.4564	2,950,000	$0.4564

At June 30, 2005, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number of Warrants	Exercise Price	Remaining Contractual Life	Number of Warrants	Exercise Price
$0.50	2,500,000	$0.50	5.33 yrs	2,500,000	$0.50
$0.33	125,000	$0.33	3.66 yrs	125,000	$0.33
$0.12	200,000	$0.12	6.91 yrs	200,000	$0.12
$0.25	125,000	$0.25	4.96 yrs	125,000	$0.25

Note 12.     Fair Values of Financial Instruments

The carrying amounts and fair values of the Company’s financial instruments are determined as described in Note 1, Summary of Significant Accounting Policies, Fair Values of Financial Instruments and are summarized as follows:

June 30, 2005
	Carrying Amount	Fair Value

Cash	$ 323,502	$ 323,502
Investment	$ 395,725	$ 3,750,000
Indebtedness	$ 2,156,150	$ 2,156,150

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Note 13.     Major Customers

As of June 30, 2005 and 2004, three customers accounted for approximately 80% and 0% of the Company’s outstanding accounts receivable, respectively. Additionally, these same three customers accounted for approximately 67% and 0% of total sales for the year ended June 30, 2005 and for the six month period ended June 30, 2004, respectively.

Note 14.     Acquisitions

In October 2004, the Company’s directors approved a merger with EMC Packaging, Inc. (“EMC”) whereby the Company would be the acquire EMC as a wholly owned subsidiary. For accounting purposes, the combination will be treated as an issuance of shares for cash by the Company and is considered a business combination and has been accounted for with the purchase method. EMC is primarily engaged in the manufacturing and sales of packaged refrigerants for the automotive and dusting markets. In consideration for their EMC shares of common stock, the EMC stockholders received an aggregate of 2,296,800 shares of the Company’s common stock, valued at $808,474, in exchange for 100% of the issued and outstanding stock of EMC. The Company, as the new parent company of EMC and through EMC, intends to continue to market and sell the products that had been offered by EMC prior to the acquisition.

Purchase price of EMC	$ 808,474
Less Assets acquired	(1,730,325)
Add Liabilities assumed	1,339,880
Cost in excess of net assets acquired	$ 418,029

The cost in excess of net assets acquired has been recorded as Goodwill on the Company’s financials.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15.     Subsequent Events

Unifide Industries LLC

As of June 30, 2005, the Company entered into an agreement to acquire one hundred percent (100%) ownership of Unifide Industries, Limited Liability Company, a New Jersey limited liability company (“Unifide”), a leading marketer and seller of automotive chemicals and additives. Under the agreement among the Company, Unifide and Barry J. Margulis and Scott L. Margulis (together, the “Members”), the Company will acquire one hundred percent (100%) of the membership interests of Unifide for consideration consisting of (i) $800,000 in cash, (ii) promissory notes of $1.2 million, (iii) 3,500,000 shares (subject to adjustment) of the Company’s common stock, par value $.001 per share, and (iv) options to certain of Unifide’s employees (excluding the Members) to purchase 200,000 shares of the Company’s Common Stock under the Company’s 2004 Stock Option Plan. Additionally, the Company agreed that Unifide would enter into employment agreements with each of the Members. As a result of the agreement, Unifide has become a wholly owned subsidiary of the Company.

Today’s Way Manufacturing LLC

As of June 30, 2005, the Company entered into an agreement to acquire one hundred percent (100%) ownership of Todays Way Manufacturing, LLC, a New Jersey limited liability company (“Todays Way”), a manufacturer of automotive and household consumer products. Under the agreement among the Company, Todays Way and the Members, the Company will acquire one hundred percent (100%) of the membership interests of Todays Way from the Members for consideration consisting of (i) $200,000 in cash, (ii) promissory notes of $300,000, (iii) 1,500,000 shares (subject to adjustment) of the Company’s common stock, and (iv) options to the Members to purchase an aggregate of 755,000 shares of the Company’s Common Stock under the Company’s 2004 Stock Option Plan. As a result of the acquisition, Todays Way has become a wholly owned subsidiary of the Company.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock dividend

On February 22, 2005, the Company’s directors authorized the payment of a stock dividend (the “Dividend”) to stockholders of record as of the close of business on March 9, 2005 and May 9, 2005 (the “Company Stockholders”). Effective as of May 18, 2004, the Company sold to Power3 all of the Company’s assets in consideration for fifteen million (15,000,000) Power3 Shares. As of January 18, 2005, the Company beneficially owned twenty-three percent (23%) of the issued and outstanding Power3 Shares. On May 19, 2005, the Company held the fifteen million (15,000,000) Power3 Shares for a period of one (1) year. On May 19, 2005, the Company intended to allocate one share of Power3 common stock, par value $.001 per share to the Company Stockholders for every block of ten shares of common stock of the Company held by each such Company Stockholder. The Power3 Shares held by the Company are not registered under the Securities Act, and are therefore restricted securities. Although no action will be required on the part of the Company Stockholders, the Power3 Shares that are currently beneficially owned by the Company will not be delivered to the Company Stockholders unless and until (a) such shares are registered under the Act and, as applicable, under state blue sky laws, (b) an exemption from such registration is available, or (c) the Company requests and receives a no-action letter from the SEC to the effect that the SEC will not take enforcement action if the Company delivers to the Company Stockholders the Power3 shares which are the subject of the Dividend. As of the date hereof, the Company is not aware of any applicable exemption from registration. In October 2005, the management of the Company has decided to sell and/or dividend all of the shares currently held and they plan to initiate transactions to begin liquidation in full accordance with SEC rules and regulations.

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

In connection with this dispute, the Company has cancelled the debt of certain former officers, directors and shareholders totaling $694,453 during the quarter ended March 31, 2005 based on a determination that such debt should have been either assumed by Power3 or paid by the shareholder upon consummation of the Power3 transaction.  While the Company believes that it has a valid basis for such cancellation, there can be no assurance that the cancellation of the liabilities will not be disputed. This cancelled debt was comprised of $388,115 of notes payable; $123,382 of accrued interest; $92,663 of credit card debt; and $92,293 of accounts payable to former shareholders.

Private Placement

As of July 13, 2005 and July 19, 2005, the Company offered and sold to certain accredited investors promissory notes and related warrants worth worth $570,000 and $1,710,000, respectively.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Pending Litigation

As of September 30, 2005, the Company became involved in dispute with a former business consultant. The claimed damages are in excess of $40,000.

As of August 8, 2005, the Company has filed suit against Power3 for failure to assume the liabilities of ABC Texas after the asset purchase agreement was closed.

Note 16.     Commitments and Contingencies

Loan Covenant Violation

The Company has been unable to obtain a waiver from its major bank, who provides its line of credit, regarding the mergers referred to in Note 11. The bank has notified the Company that the loan is in default. The Company believes that such loan is the responsibility of Power 3 as the assets that secure the loan went to Power 3 in the asset sale and the shareholder who guaranteed the loan went to Power 3 as an officer (see Disputed Liabilities from Discontinued Operations below). The Company has filed suit against Power 3 and such suit includes the above loan, but there can be no certainty that the Company will be successful in winning its lawsuit against Power 3. If the Company is unsuccessful, the Company may be required to immediately pay off the loan with funds from other sources. At June 30, 2005, the line of credit balance was approximately $142,464 and less than the $150,000 maximum permitted.

The Company is disputing this debt with Power 3 in accordance with the sale of its assets to Power 3.

Disputed Liabilities from Discontinued Operations

June 30, 2005

Accounts Payable	$ 280,840
Line of Credit	150,000
Accrued Payroll Expense	153,032
Other Accrued Liabilities	239,483
Notes Payable	762,482
Accrued Interest - Notes Payable	388,781
Convertible Debt	100,000
Accrued Interest - Convertible Debt	15,783

Total Disputed Liabilities	$ 2,090,401

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 17.    Unaudited Proforma Financial Information

The following are selected financial data for the 12 months ended June 30, 2004:

	ILNP	EMC	Combined
	June 30, 2004 (12 months)	June 30, 2004 (12 months)	June 30, 2004 (12 months)
Net sales	$ -0-	$ 3,935,229	$ 3,935,229
Cost of goods sold	-0-	2,980,444	2,980,444
Gross profit	-0-	954,785	954,785
Selling and administrative expenses	-0-	269,350	269,350
Salaries and contract labor	-0-	317,333	317,333
Depreciation and amortization	-0-	12,427	12,427
Legal and professional	-0-	124,414	124,414
Total expenses	-0-	723,524	723,524
Net (loss) from operations	-0-	231,261	231,261
Miscellaneous income	-0-	(144,699)	(144,699)
Interest expense	-0-	143,820	143,820
Total other income / expense	-0-	(879)	(879)
Income before income taxes and
discontinued operations	-0-	232,140	232,140
(Loss) on discontinued operations	(2,270,368)	-0-	(2,270,368)
(Loss) before income taxes	(2,270,368)	232,140	(2,038,228)
Income tax expense	-0-	-0-	-0-
Net (loss)	$ (2,270,368)	232,140	(2,038,228)