Form 10QSB
period 2005-09-30
Industrial Enterprises of America, Inc.
filed 2005-12-15
CIK 1059677

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2005

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

(212) 490-3100
(Registrant’s telephone number, including area code)

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

As of November 21, 2005, 41,966,187 shares of the registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

Recent Developments

Potential Acquisition

As disclosed by Industrial Enterprises of America, Inc., a Nevada corporation (the “Company”), in a Current Report on Form 8-K filed with the Commission on November 1, 2005, the Company issued a press release on that date announcing that management had signed a letter of intent to acquire one hundred percent (100%) ownership of an automotive holding company. The Company further announced that management believes that a definitive agreement will be reached, and the transaction will likely be consummated, within sixty (60) days of the date of the press release, subject to definitive due diligence and certain other conditions. Once a definitive agreement is in fact reached, the Company will file another Current Report on Form 8-K.

Power3 Dispute

As of November 1, 2005, the Company decided to withdraw its litigation against Power3 Medical Products, Inc., a New York corporation ("Power3"), which purchased all of the Company’s assets in consideration for 15,000,000 shares of the common stock, par value $.001 per share, of Power3 in May 2004. The Company has determined that many of the liabilities that were not assumed or paid off in the Power3 transaction were in fact liabilities of a subsidiary of the Company that was purchased by Power3 when Power3 purchased all of the assets of the Company. As such, the litigation was deemed unnecessary at this time. The litigation was withdrawn without prejudice and the Company can refile the litigation if its position is determined to be improper.

In connection with this determination and dispute, the Company has cancelled the debt of certain former officers, directors and shareholders totaling $699,434 during the quarter ended March 31, 2005 based on a determination that such debt should have been either assumed by Power3 or paid by the shareholder upon consummation of the Power3 transaction.  While the Company believes that it has a valid basis for such cancellation, there can be no assurance that the cancellation of the liabilities will not be disputed. This cancelled debt was comprised of $388,110 of notes payable; $123,382 of accrued interest; $92,663 of credit card debt; and $95,279 of accounts payable to former shareholders. In addition, the Company removed $1,900,000 from its disputed liabilities based on the determination that these liabilities were liabilities of a subsidiary purchased by Power3.

Sale of Securities

As of November 21, 2005, the Company offered and sold to certain accredited investors an aggregate of $2,500,000 worth of convertible promissory notes and warrants to purchase shares of common stock at prices between $.15 and $.175 a share. This private placement was conducted through a placement agent, and the commissions to such agent from the offering amounted to 153,900. The purchasers in this private placement represented his or her intention to acquire the securities for investment purposes only and not with a view toward distribution. The sales and purchases in this private placement were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”), and, specifically, Regulation D thereunder, on the basis that the private placement did not involve a public offering.

Board of Directors

As previously disclosed by the Company on a Current Report on Form 8-K filed on October 17, 2005, on October 14, 2005, the Board of Directors of the Company appointed Scott L. Margulis as a new Director of the Company, effective as of October 14, 2005. Mr. Margulis will serve as a Director until the next annual meeting of stockholders or thereafter until his successor is chosen and qualified. Mr. Margulis joined one of the Company’s operating subsidiaries, Unifide Industries, Limited Liability Company, a New Jersey limited liability company (“Unifide”), in 1999.

Additionally, on October 14, 2005, the Board of Directors elected John Mazzuto as the Company’s Chief Executive Officer and President. Mr. Mazzuto will still continue on as the Company’s Chief Financial Officer until a replacement can be found. Mr. Mazzuto will also continue as the Company’s Assistant Secretary. Mr. Mazzuto replaces Crawford Shaw, who stepped down from his position as the Chief Executive Officer and President as of October 14, 2005.

Finally, as previously disclosed by the Company on a Current Report on Form 8-K filed on December 5, 2005, on November 11, 2005 the following individuals were elected to serve on the Board of Directors of the Company by written consent of the shareholders in lieu of an annual meeting: Robert Casper, Jerome Davis, Lou Frey, Scott Margulis and John Mazzuto.

Change in Authorized Shares

As previously disclosed on a Current Report on Form 8-K filed on October 19, 2005, effective as of October 18, 2005, the Company amended its Articles of Incorporation by filing a Certificate of Amendment (the “Amendment”) with the Secretary of State of the State of Nevada. The Amendment changed the number of authorized shares of the Company’s common stock, par value $.001 per share, from 50,000,000 to 150,000,000. Additionally, the Amendment authorized for issuance 10,000,000 shares of preferred stock, par value $.001 per share. The Company’s board of directors is authorized, subject to limitations prescribed by Nevada law and the Company’s Articles of Incorporation, as amended, to determine the terms and conditions of the preferred stock, including whether the shares of preferred stock will be issued in one or more series, the number of shares to be included in each series and the powers, designations, preferences and rights of the shares. The board of directors also is authorized to designate any qualifications, limitations or restrictions on the shares without any further vote or action by the stockholders. The issuance of preferred stock may have the effect of delaying, deferring or preventing a change in control of the Company and may adversely affect the voting and other rights of the holders of the Company’s common stock, which could have an adverse impact on the market price of the Company’s common stock. The Company has no current plan to issue any shares of preferred stock.

Refinancing

On November 7, 2005, the Company secured a $5,000,000 credit facility for its subsidiaries, EMC and Unifide, from Mercantile Business Credit, L.P. of Ardmore, PA. This secured asset based credit facility replaces the Company's existing credit line and provides additional working capital for expanding operations. The credit facility is an annual, renewable facility. This new credit facility results in the Lender Line of Credit from the Balance Sheet of $2,082,445 being categorized as a Long Term Liability instead of a Current Liability going forward.

Item 1. Financial Statements.

Critical Accounting Policies

Revenue Recognition

EMC Packaging is primarily engaged in the manufacturing and sale of packaged refrigerants for the automotive and dusting markets. Revenue is recognized with the successful manufacture and delivery of such product to the end user customer.

Unifide Industries markets and distributes a full line of automotive aftermarket chemicals. Distribution markets include retail, wholesale, value chains, and private labeling. Unifide brands consist of Unifide (retail), Taylor Made Products (professional), NuEnergy and Phoenix (value). Revenue is recognized with sales to the distribution chain.

Today’s Way Manufacturing is a contract manufacturer of liquid and aerosol products. Currently, Today’s Way is solely producing for Unifide Industries. Revenue is recognized by toll manufacture of products.

All intercompany transactions have been eliminated.

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

Item 2. Management’s Discussion and Analysis or Plan of Operations.

The comparative data included in the Results of Operations and the Liquidity and Capital Resources sections below contain data for the three month period ended September 30, 2004, consisting of pre-acquisition EMC, Unifide and Today’s Way data. The three month period ended September 30, 2005 data consists of post-acquisition EMC, Unifide and Today’s Way data and includes the operations of EMC, Unifide and Today’s Way.

Three Months Ended September 30, 2005 as Compared to Three Months Ended September 30, 2004

Revenues for the three months ending September 30, 2005 were $4,909,803 and $-0- for the same period in 2004, and reflects the revenue and gross profit derived from EMC’s, Unifide’s and Today’s Way’s operations during the quarter.

Total operating expenses for the three months ending September 30, 2005 were $1,332,714 as compared to $66,628, an increase of $1,266,086. Of this amount, $902,159 was due to the operations of EMC, Unifide and Today’s Way and the balance was due to the Company’s corporate expenses.

Interest expense thus far in 2005 has amounted to $256,390 as compared to $50,463 during the same three month period of 2004.  The increase in interest expense is primarily attributable to the convertible debentures issued to purchase Unifide and Today’s Way.

The result of the above was a net loss for the three months ending September 30, 2005 of $170,495 compared to a loss of $117,091 for the three months ending September 30, 2004.

Liquidity and Capital Resources

Net cash provided by operations for the three months ending September 30, 2005 was a negative $274,602, compared to a negative cash provided by operations for the three months ending September 30, 2004 of $227,405. This increase in funds used by operations was attributable to the operations of EMC, Unifide and Today’s Way.

Net cash provided by investing activities was $2,890,219 in the three months ending September 30, 2005 as compared to $229,636 for the three months ending September 30, 2004.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

It should be noted that this Management's Discussion and Analysis or Plan of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. Although the Company's management believes that such forward-looking statements are reasonable, it cannot guarantee that such expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results to differ materially from those anticipated, including: (i) the Company's history of ongoing operating losses; (ii) the overall marketplace and clients' usage of EMC's and Unifide’s products, including demand therefore, the impact of competitive technologies, products and pricing, particularly given the substantially larger size and scale of certain competitors and potential competitors, control of expenses, and revenue generated by the acquisition of new customers; (iii) the ultimate consequences of Hurricane Katrina on the supply and/or distribution chain; (iv) the consequent results of operations given the aforementioned factors; and (v) the requirement for the Company to raise additional working capital to fund operations and the availability and terms of any such funding to the Company. Without any such funding, the Company believes it may be forced to curtail operations, and if no alternative to financing, such as an additional merger or acquisition, is consummated, the Company may not continue as a going concern. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. Other risks are detailed in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(e)) as of the end of the period being reported (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures, while improving, were still not effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Such officer reached this conclusion because this current filing was delayed. Management has reviewed the recommendations set forth in a letter from the Company’s auditors and are still implementing such recommendations to bring the Company’s disclosure controls and procedures in line with such recommendations. The Company’s independent auditors have made a number of recommendations including, but not limited to, the following: (i) the Company should improve accounting controls through the formalization of accounting practices through promulgation of accounting policies and procedures, and (ii) additional recommendations related to improving internal controls through the separation of duties within the accounting function. Management has hired outside consultants to help with this process and believes that improvements are being made.

Changes in Internal Controls

No significant changes in the Company's internal controls or in other factors that could significantly affect these controls following the Evaluation Date came to management's attention.

PART II
Item 1. Legal Proceedings.

As of September 30, 2005, the Company was neither a party nor was any of its properties subject to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth information relating to all sales of our common stock during the quarter ended September 30, 2005, which sales were not registered under the Securities Act.

During the quarter ended September 30, 2005, the Company sold an aggregate of 6,633,900 shares of its common stock/securities convertible into its common stock in a private placement to accredited investors as well as for accrued interest and services rendered, at prices between $0.10 and $0.20 per share. Each of the purchasers in this private placement represented his or her intention to acquire the securities for investment only and not with a view toward distribution. None of the shares of the Company’s common stock were sold through an underwriter and there were no underwriting discounts or commissions involved. These sales and purchases in the private placement were exempt from registration under the Securities Act pursuant to Section 4(2) and the regulations promulgated thereunder, on the basis that the private placement did not involve a public offering. Additionally, the Company issued 6,000,000 shares of its common stock in connection with the acquisition of Unifide and Today’s Way.

Other than the securities mentioned above, the Company did not issue or sell any securities during the quarter ended September 30, 2005.

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

Industrial Enterprises of America, Inc.
(Registrant)

Date: December 15, 2005
By:  /s/ John D. Mazzuto
John D. Mazzuto,
Chief Financial Officer,
President, Chief Executive Officer

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Balance Sheet
September 30, 2005
(Unaudited)

September 30, 2005
(Unaudited)
ASSETS
Current Assets
Cash	$ 795,556
Accounts receivable	2,974.632
Inventory	3,799,180
Prepaid expenses	43,049
Total Current Assets	$ 7,612,417
Investment in common stock	145,725
Property, plant and equipment net of accumulated depreciation	264,991
Other Assets	102,531
Other intangibles net of amortization	88,329
Goodwill	4,519,038
TOTAL ASSETS	$ 12,733,032

LIABILITIES & SHAREHOLDERS' DEFICIT
Current Liabilities
Current maturities of long term debt	$ 928,429
Lender line of credit	2,082,445
Accounts payable	3,224,360
Payable related parties	697,462
Accrued payables	170,192
Accrued interest	31,674
Accrued interest to shareholders and related parties	119,696
Total Current Liabilities	$ 7,254,258
Long Term Liabilities
Notes payable net of current debt	319,201
Convertible notes payable	1,780,000
Notes payable related parties	1,968,660
Total Long Term Liabilities	$ 4,067,861
Total Liabilities	$ 11,322,119
Shareholders' Equity
Common stock, $0.001 par value,
150,000,000 shares authorized; 49,773,090 shares issued and
outstanding as of September 30, 2005	$ 49,773
Additional paid-in capital	10,413,666
Subscribed stock	46,489
Director fees, unamortized	(15,000)
Equity development fees, unamortized	(666,243)
Retained (deficit)	(8,387,771)
Total Shareholders' Equity	$ 1,410,913
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$ 12,733,032

Please See the Notes to these Financial Statements

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statement of Operations
(Unaudited)

	Three Months Ended
	September 30, 2005	September 30, 2004

Revenues	$ 4,909,803	$ -

Cost of Goods Sold	3,493,425	-

Gross Profit	$ 1,416,378	$ -

Expenses:
Selling, general & administrative	$ 1,116,006	$ 54,401
Salaries and contract labor	203,922	11,728
Depreciation and amortization	29,202	-
Legal and professional fees	187,506	500
Total Expenses	$ 1,332,714	$ 66,628
Income (loss) from operations	$ 83,664	$ (66,628)

Interest expense	$ 256,390	50,463
Net income (loss) from operations	$ (172,726)	$ (117,091)

Miscellaneous income	2,231	-

Net income (loss)	$ (170,495)	$ (117,091)

Net income (loss) per share basic and diluted	$ 0.00	$ (0.01)

Weighted average number of common shares outstanding	40,820,212	15,186,421

Please See the Notes to these Financial Statements

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statement of Cash Flows
(Unaudited)

	Three Months Ended
	September 30, 2005	September 30, 2004

Operating activities
Net income (loss)	$ (170,495)	$ (117,091)
Non-cash items
Depreciation and amortization	29,202	-
Stock based compensation	48,750	-
Net changes in working capital accounts	(182,059)	(110,314)
Net cash (used) by operating activities	$ (274,602)	$ (227,405)
Investing activities
Additions to property, plant and equipment	(25,816)	-
Investment in subsidiaries	(2,148,813)	-
Net cash (used) by investing activities	$ (2,174,629)	$ -
Financing activities
Payments towards bank line of credit	-	(364)
Proceeds from issuance of debt	4,060,599	-
Principal payments on debt	(2,694,804)	-
Proceeds from notes payable related party and shareholders	1,500,000	100,000
Payments on related party loans	(15,576)	-
Proceeds from issuance of common stock	20,000	80,000
Stock subscriptions	20,000	50,000
Net cash provided by Financing Activities	$ 2,890,219	$ 229,636
Net cash increase for period	$ 440,988	$ 2,231
Cash at beginning of period	354,568	34,459
Cash at end of period	$ 795,556	$ 36,690

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:

Interest paid	$ 160,688	$48,669

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt converted to common stock	$ 52,500	$ 50,258
Accrued interest converted to stock	$ -	$ 40,217
Stock issued for Unifide acquisition	$ 1,050,000	$ -
Stock issued for Today’s Way acquisition	$ 450,000
Stock issued for services	$ 802,140	$ 7,500

Please See the Notes to these Financial Statements

Industrial Enterprises of America, Inc.
Notes to Interim Financial Statements

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended June 30, 2005.

Note 2 - Inventory

As of September 30, 2005, inventory consisted of the following:
Raw materials	$1,210,511
Work-in-process	54,807
Packaging materials	1,121,465
Finished goods	1,908,144

Total inventory	$4,294,927

Note 3 - Property and equipment

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

Property and equipment, consisting primarily of molds, tools, and office equipment, additions for the three months ended September 30, 2005 totaled $25,816.

	September 30, 2005	September 30, 2004
Plant equipment	$ 374,677	$ -
Office equipment	40,104	4,070
Vehicles	30,483	-
Leasehold improvements	6,701	-
Less: Accumulated depreciation	(186,974)	(407)
Net fixed assets	$ 264,991	$ 3,663

Depreciation for the three months ended September 30, 2005, totaled $16,128.

Note 4 - Goodwill

Goodwill is the result of the acquisitions of EMC Packaging (October 2004), Unifide Industries (July 2005), and Today’s Way Manufacturing (July 2005). The following outlines the calculations for goodwill related to these acquisitions:

	EMC Pkg	Unifide	Today’s Way	Total
Purchase price	$ 808,474	$3,050,000	$ 950,000	$ 4,808,474
Less assets acquired	(1,730,325)	(4,959,477)	(399,257)	(7,089,059)
Add liabilities assumed	1,339,880	5,017,960	441,783	6,799,623

Costs in excess of net assets acquired	$ 418,029	$3,108,483	$ 992,526	$ 4,519,038

Amortization expense related to goodwill for the three months ended September 30, 2005, and 2004, were $-0- and $-0-, respectively.

Note 5 - Earnings per share

Basic earnings per share (EPS) includes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. There are warrants to issue an additional 16,334,780 shares as of September 30, 2005, and -0- as of September 30, 2004. None of the warrants have been exercised as of September 30, 2005.

Note 6 - Stock based compensation

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

For the Three Months Ended
September 30
	2005	2004
Net (loss), as reported	$(170,495)	$(117,091)
Less compensation cost determined under the fair value method	-	-
Pro forma net (loss)	$(170,495)	$(117,091)

Basic and dilutive net (loss) per share:
As reported	$ (0.00)	$ (0.01)
Pro forma	$ (0.00)	$ (0.01)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and options may be granted in future years.

Steven Rash, a former CEO, was granted 825,000 shares of common stock at $0.80 per share for a charge of $660,000 against operations for the quarter ended September 30, 2003. In addition, pursuant to Mr. Rash’s September 5, 2003, employment contract, an option agreement for an additional 200,000 shares at the exercise price of $0.80 was promised, but as yet not executed. No charge to current operations has been made for the unexecuted option. These options are not anticipated to be executed. As of September 30, 2005, and in connection with the disputed liabilities related to the dispute between the Company and Power 3 Medical Products, Inc. (Power3) (Please see “Recent Development - Power3 Dispute in the Company’s 10-KSB for the year ended June 30, 2005), the Company elected to suspend the shares of common stock previously issued to Mr. Rash while it investigates whether Mr. Rash (i) breached his fiduciary duties while holding the position of officer of the Company, and (ii) perpetrated a fraud on the rights of the other Company stockholders in connection with the Company’s sale of all of its assets to Power3. At the time of the sale of assets to Power3, Mr. Rash owned approximately 3.92% of the Company’s common stock.

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock- based compensation prescribed therein are shown below. There are 955,000 stock options granted and outstanding as of September 30, 2005, issued in connection with the acquisitions of Unifide Industries, LLC and Todays Way Manufacturing, LLC.

The following table summarizes the pro forma operating results of the Company for September 30, 2005, had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

Proforma net (loss) available to common stockholders   $ (170,495)

Proforma basic and diluted gain per share   $ (0.00)

As of September 30, 2005, warrants for 16,334,780 shares of common stock have not been exercised.

Note 7 - Interest Expense

The Company recorded interest expense totaling $256,390 and $50,463 for the three months ended September 30, 2005 and 2004, respectively.

Note 8 - Related party transactions

At September 30, 2005 and 2004, the corporation had incurred payables to one of the officers for various operational related expenses in the amount of $296,400 and $-0-, respectively.

The Company has notes payable to the following related parties:

	September 30, 2005	September 30, 2004
Shareholders, unsecured, 18% interest, due October 26, 2005	$ 50,000	$ 50,000
Shareholders, unsecured, 5% interest per month, due July 11, 2005	200,000	-0-
Shareholders, unsecured, 5% interest per month, due July 15, 2005	185,463	-0-
Shareholders, unsecured, 18% interest , due October 30, 2007	400,000	-0-
Shareholders, unsecured, 18% interest, due November 3, 2007	50,000	-0-
Shareholders, unsecured, 18% interest, due November 18, 2007	50,000	-0-
Shareholders, unsecured, 18% interest, due November 26, 2007	50,000	-0-
Shareholders, unsecured, 8% interest, due December 1, 2007	1,500,000	-0-

	$ 2,485,463	$ 50,000

Note 9 - Changes in common shares outstanding

Included in the table below are the changes in common shares since June 30, 2005. See Note 6 for discussion of mergers and acquisitions affecting common shares.

Common
Shares
Outstanding common shares at June 30, 2005	29,082,287
Debt converted to stock	1,200,000
Stock issued to Unifide Industries LLC members	4,188,000
Stock issued to Todays Way Manufacturing LLC members	1,812,000
Stock issued for services	5,333,900
Stock issued for cash	100,000
Outstanding common shares at September 30, 2005	41,716,187

Note 10 - Mergers and acquisitions

On June 1, 2005, the Company’s Board of Directors approved a merger with Unifide Industries, Limited Liability Company, a New Jersey limited liability company. One hundred (100%) percent of the Membership Interests of Unifide were acquired in exchange for $800,000 in cash, $1,200,000 in promissory notes, common stock valued at $1,050,000 as of July 10, 2005, and 200,000 options to purchase 200,000 shares of the Company’s common stock at a purchase price of $0.40. The options are not vested until two (2) years of employment after the date of closing. The options expire ten (10) years after the Closing Date. The agreement was finalized on July 1, 2005, at which time all of the assets, liabilities and operations of Unifide were acquired. Reference is made to that Form 8K filed by the Company on July 18, 2005, as related to Unifide Industries LLC.

On June 1, 2005, the Company’s Board of Directors approved a merger with Todays Way Manufacturing, LLC, a New Jersey limited liability company. One hundred (100%) percent of the Membership Interests of Todays Way were acquired in exchange for $200,000 in cash, $300,000 in promissory notes, common stock valued at $450,000 as of July 10, 2005, and 755,000 options to purchase 755,000 shares of the Company’s common stock at a purchase price of $0.23. The options expire on May 31, 2015. The agreement was finalized on July 1, 2005, at which time all of the assets, liabilities and operations of Unifide were acquired. Reference is made to that Form 8K filed by the Company on July 18, 2005, as related to Today’s Way Manufacturing LLC.

Note 11 - Disputed Liabilities and Cancellation of Debt

On November 28, 2005, the Board of Directors of the Company, based on legal and accounting research, concluded that the approximately $1,900,000 should be removed from the Company’s disputed liabilities. It was concluded that in the Power3 transaction, many of the liabilities of the Company were actually assumed by Power3 when Power3 purchase the stock of a subsidiary of the Company, Advanced Bio/Chem, Inc. (Texas) (“AVBC Texas”). Power3 purchased all of the assets of the Company in the transaction and the stock of AVBC Texas was one of those assets. The liabilities being removed were liabilities of AVBC Texas and should not have been reflected as liabilities of the Company following the Power3 transaction.

Note 12 - Proforma Statement of Operations for the three months ended September 30, 2004 and September 30, 2005

The following unaudited data reflects the combined operations of the Company and its subsidiaries as of September 30, 2004.

	ILNP	EMC	UNIFIDE	TODAY'S WAY		COMBINED
	Three months ended September 30, 2004	Three months ended September 30, 2004	Three months ended September 30, 2004	Three months ended September 30, 2004	Eliminations	Three months ended September 30, 2004

Net sales	$ -	$ 940,941	$2,674,050	$ 207,987	(207,987)	$3,614,991
Cost of goods sold		746,880	2,117,168	87,667	(207,987)	2,743,727

Gross profit	$ -	$ 194,062	$ 556,883	$ (87,667)		$ 871,265

Selling & admin	54,401	74,171	324,190	80,609		533,371
Salaries & contract labor	11,728	61,754	55,192	-		128,674
Depreciation & amortization	-	3,454	1,320	-		4,774
Legal & professional	500	6,081	20,872	-		27,453

Total expenses	$ 66,629	$ 145,460	$ 401,573	$ 80,609		$ 694,272

Net income (loss) from operations	(66,629)	48,602	155,310	(168,277)		176,993

Interest expense	50,463	36,761	27,891	5,447		120,562

Net income (loss) before income tax expense	$ (117,092)	$ 11,841	$ 127,419	$ (173,723)		$ 56,431

Income tax expense	-	-	-	-		-

Net income (loss)	$ (117,092)	$ 11,841	$ 127,419	$ (173,723)		$ 56,431

The following unaudited data reflects the combined operations of the Company and its subsidiaries as of September 30, 2005.

	ILNP	EMC	UNIFIDE	TODAY'S WAY		COMBINED
	Three months ended September 30, 2005	Three months ended September 30, 2005	Three months ended September 30, 2005	Three months ended September 30, 2005	Eliminations	Three months ended September 30, 2005

Net sales	$ -	$2,010,974	$2,898,830	$ 67,745	(67,745)	$4,909,804
Cost of goods sold		1,512,389	2,023,090	25,691	(67,745)	3,493,425

Gross profit	$ -	$ 498,585	$ 875,740	$ 42,054		$1,416,379

Selling & admin	76,930	82,017	529,248	41,978		730,173
Salaries & contract labor	-	54,450	149,472	-		203,922
Depreciation & amortization	12,795	3,951	3,939	8,517		29,202
Legal & professional	340,830	2,445	23,911	-		367,186

Total expenses	$ 430,555	$ 142,863	$ 706,570	$ 50,495		$1,330,483

Net income (loss) from operations	(430,555)	355,722	169,170	(8,441)		85,896

Interest expense	178,870	37,788	38,962	770		256,390

Net income (loss) before income tax expense	$ (609,425)	$ 317,934	$ 130,208	$ (9,211)		$ (170,495)

Income tax expense	-	-	-	-		-

Net income (loss)	$ (609,425)	$ 317,934	$ 130,208	$ (9,211)		$ (170,495)

Note 13 - Balance sheet variances since June 30, 2005

Cash has increased by more than $440,000, principally from the issuance of debt and operational activities. It did increase by $20,000 from the issuance of stock and $20,000 from stock subscriptions. Accounts receivable, inventory, fixed assets, goodwill, line of credit with equipment lessor, accounts payable, and certain debt have increased as a result of the acquisitions of Unifide Industries LLC and Today’s Way Manufacturing LLC as discussed in Note 6 and in the Form 8K filed on July 18, 2005. Equity development fees paid for the assistance in locating equity financing totaled $678,835. Amortization of such fees totaled $12,592. Certain directors, upon their admittance to the Board of Directors, were issued a total of 300,000 shares of common stock in consideration for their services to be rendered to the Company’s Board over the twelve months of their appointment.

Selected balance sheet data as of September 30, 2004, follows:

	ILNP	EMC	UNIFIDE	TODAY'S WAY		COMBINED
	September 30, 2004	September 30, 2004	September 30, 2004	September 30, 2004	Eliminations	September 30, 2004

Total assets	$ 182,415	$ 1,855,927	$ 4,289,207	$ 409,486		$ 6,737,035

Total Liabilities	$ 2,743,804	$ 1,361,611	$ 3,617,645	$ 415,464		$ 8,138,524

Selected balance sheet data as of September 30, 2005, follows:

	ILNP	EMC	UNIFIDE	TODAY'S WAY		COMBINED
	September 30, 2005	September 30, 2005	September 30, 2005	September 30, 2005	Eliminations	September 30, 2005

Total assets	$ 5,687,534	$ 3,081,318	$ 5,578,700	$ 376,575	(1,745,368)	$ 12,436,630

Total Liabilities	$ 4,961,818	$ 1,283,712	$ 5,116,976	$ 428,311	(222,974)	$ 11,025,716

Note 14 - Subsequent events

On November 7, 2005, the Company secured a $5,000,000 credit facility for its subsidiaries, EMC and Unifide, from Mercantile Business Credit, L.P. of Ardmore, PA. This secured asset based credit facility replaces the Company's existing credit line and provides additional working capital for expanding operations. The credit facility is an annual, renewable facility. This new credit facility results in the Lender Line of Credit from the Balance Sheet of $2,082,445 being categorized as a Long Term Liability instead of a Current Liability going forward.