Form 10QSB/A
period 2005-09-30
Industrial Enterprises of America, Inc.
filed 2005-12-28
CIK 1059677

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
Amendment No. 1

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

Explanatory Note

This Amendment No. 1 to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2005 is being filed by Industrial Enterprises of America, Inc., a Nevada corporation (the “Company”), in order to correct a misstatement in the Company’s interest expense. The Company has corrected references to the interest expense in Management’s Discussion and Analysis or Plan of Operations and in the Financial Statements and notes to the Financial Statements.

i

Recent Developments

Potential Acquisition

As disclosed by the Company in a Current Report on Form 8-K filed with the Commission on November 1, 2005, the Company issued a press release on that date announcing that management had signed a letter of intent to acquire one hundred percent (100%) ownership of an automotive holding company. The Company further announced that management believes that a definitive agreement will be reached, and the transaction will likely be consummated, within sixty (60) days of the date of the press release, subject to definitive due diligence and certain other conditions. Once a definitive agreement is in fact reached, the Company will file another Current Report on Form 8-K.

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

Interest expense thus far in 2005 has amounted to $422,325 as compared to $50,463 during the same three month period of 2004.  The increase in interest expense is primarily attributable to the convertible debentures issued to purchase Unifide and Today’s Way.

The result of the above was a net loss for the three months ending September 30, 2005 of $336,430 compared to a loss of $117,091 for the three months ending September 30, 2004.

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

Net cash provided by operations for the three months ending September 30, 2005 was a negative $(201,640), compared to a negative cash provided by operations for the three months ending September 30, 2004 of $227,405. This increase in funds used by operations was attributable to the operations of EMC, Unifide and Today’s Way.

Net cash provided by financing activities was $2,817,257 in the three months ending September 30, 2005 as compared to $229,636 for the three months ending September 30, 2004.

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

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

Please see “Recent Developments” on page 1.

Item 6. Exhibits.

Exhibit Index

31.1	Certification of the Principal Executive Officer and Principal Financial Officer pursuant to Rule 13a-14(a).
32.1	Section 1350 Certification of the Chief Executive Officer and Chief Financial Officer.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Industrial Enterprises of America, Inc.
(Registrant)

Date: December 27, 2005
By:  /s/ John D. Mazzuto
John D. Mazzuto, Chief Financial
Officer, President, Chief Executive Officer

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Balance Sheet
September 30, 2005
(Unaudited)

September 30, 2005
(Unaudited)
ASSETS
Current Assets
Cash	$ 795,556
Accounts receivable	2,974.632
Inventory	3,799,180
Prepaid expenses	43,049
Total Current Assets	$ 7,612,417
Investment in common stock	145,725
Property, plant and equipment net of accumulated depreciation	264,991
Other Assets	102,531
Other intangibles net of amortization	88,329
Goodwill	4,519,038
TOTAL ASSETS	$ 12,733,032
LIABILITIES & SHAREHOLDERS' DEFICIT
Current Liabilities
Current maturities of long term debt	$ 928,429
Lender line of credit	2,082,445
Accounts payable	3,224,360
Payable related parties	697,462
Accrued payables	170,192
Accrued interest	31,674
Accrued interest to shareholders and related parties	119,696
Total Current Liabilities	$ 7,254,258
Long Term Liabilities
Notes payable net of current debt	319,201
Convertible notes payable	1,780,000
Notes payable related parties	1,968,660
Total Long Term Liabilities	$ 4,067,861
Total Liabilities	$ 11,322,119
Shareholders' Equity
Common stock, $0.001 par value,
150,000,000 shares authorized; 49,773,090 shares issued and
outstanding as of September 30, 2005	$ 49,773
Additional paid-in capital	10,413,666
Subscribed stock	46,489
Director fees, unamortized	(15,000)
Equity development fees, unamortized	(666,243)
Retained (deficit)	(8,387,771)
Total Shareholders' Equity	$ 1,410,913
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$ 12,733,032
LIABILITIES & SHAREHOLDERS' DEFICIT
Current Liabilities
Current maturities of long term debt	$ 928,551
Lender line of credit	2,082,445
Accounts payable	3,224,359
Payable related parties	697,462
Accrued payables	170,192
Accrued interest	31,585
Accrued interest to shareholders and related parties	311,060
Total Current Liabilities	$ 7,445,654
Long Term Liabilities
Notes payable net of current debt	319,201
Convertible notes payable	1,780,000
Notes payable related parties	1,883,198
Total Long Term Liabilities	$ 3,982,399
Total Liabilities	$ 11,428,053
Shareholders' Equity
Common stock, $0.001 par value,
150,000,000 shares authorized; 49,773,090 shares issued and
outstanding as of September 30, 2005	$ 49,773
Additional paid-in capital	10,463,666
Subscribed stock	46,489
Director fees, unamortized	(45,000)
Equity development fees, unamortized	(666,243)
Retained (deficit)	(8,543,706)
Total Shareholders' Equity	$ 1,304,979
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$ 12,733,032

Please See the Notes to these Financial Statements

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statement of Operations
(Unaudited)

	Three Months Ended
	September 30, 2005	September 30, 2004

Revenues	$ 4,909,803	$ -

Cost of Goods Sold	3,493,425	-

Gross Profit	$ 1,416,378	$ -

Expenses:
Selling, general & administrative	$ 1,116,006	$ 54,401
Salaries and contract labor	203,922	11,728
Depreciation and amortization	29,202	-
Legal and professional fees	187,506	500
Total Expenses	$ 1,332,714	$ 66,628
Income (loss) from operations	$ 83,664	$ (66,628)

Interest expense	$ 256,390	50,463
Net income (loss) from operations	$ (172,726)	$ (117,091)

Miscellaneous income	2,231	-

Net income (loss)	$ (170,495)	$ (117,091)

Net income (loss) per share basic and diluted	$ 0.00	$ (0.01)

Weighted average number of common shares outstanding	40,820,212	15,186,421
	Three Months Ended
	September 30, 2005	September 30, 2004

Revenues	$ 4,909,803	$ -

Cost of Goods Sold	3,493,425	-

Gross Profit	$ 1,416,378	$ -

Expenses:
Selling, general & administrative	$ 912,084	$ 54,401
Salaries and contract labor	203,922	11,728
Depreciation and amortization	29,202	-
Legal and professional fees	187,506	500
Total Expenses	$ 1,332,714	$ 66,628
Income (loss) from operations	$ 83,664	$ (66,628)

Interest expense	$ 422,325	50,463
Net income (loss) from operations	$ (338,661)	$ (117,091)

Miscellaneous income	2,231	-

Net income (loss)	$ (336,430)	$ (117,091)

Net income (loss) per share basic and diluted	$ 0.01	$ (0.01)

Weighted average number of common shares outstanding	40,820,212	15,186,421

Please See the Notes to these Financial Statements

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statement of Cash Flows
(Unaudited)

	Three Months Ended
	September 30, 2005	September 30, 2004

Operating activities
Net income (loss)	$ (170,495)	$ (117,091)
Non-cash items
Depreciation and amortization	29,202	-
Stock based compensation	48,750	-
Net changes in working capital accounts	(182,059)	(110,314)
Net cash (used) by operating activities	$ (274,602)	$ (227,405)
Investing activities
Additions to property, plant and equipment	(25,816)	-
Investment in subsidiaries	(2,148,813)	-
Net cash (used) by investing activities	$ (2,174,629)	$ -
Financing activities
Payments towards bank line of credit	-	(364)
Proceeds from issuance of debt	4,060,599	-
Principal payments on debt	(2,694,804)	-
Proceeds from notes payable related party and shareholders	1,500,000	100,000
Payments on related party loans	(15,576)	-
Proceeds from issuance of common stock	20,000	80,000
Stock subscriptions	20,000	50,000
Net cash provided by Financing Activities	$ 2,890,219	$ 229,636
Net cash increase for period	$ 440,988	$ 2,231
Cash at beginning of period	354,568	34,459
Cash at end of period	$ 795,556	$ 36,690

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:

Interest paid	$ 160,688	$48,669

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt converted to common stock	$ 52,500	$ 50,258
Accrued interest converted to stock	$ -	$ 40,217
Stock issued for Unifide acquisition	$ 1,050,000	$ -
Stock issued for Today’s Way acquisition	$ 450,000
Stock issued for services	$ 802,140	$ 7,500

	Three Months Ended
	September 30, 2005	September 30, 2004

Operating activities
Net income (loss)	$ (336,430)	$ (117,091)
Non-cash items
Depreciation and amortization	29,202	-
Stock based compensation	48,750	-
Net changes in working capital accounts	56,838	(110,314)
Net cash (used) by operating activities	$ (201,640)	$ (227,405)
Investing activities
Additions to property, plant and equipment	(25,816)	-
Investment in subsidiaries	(2,148,813)	-
Net cash (used) by investing activities	$ (2,174,629)	$ -
Financing activities
Payments towards bank line of credit	-	(364)
Proceeds from issuance of debt	3,973,099	-
Principal payments on debt	(2,730,266)	-
Proceeds from notes payable related party and shareholders	1,550,000	100,000
Payments on related party loans	(15,576)	-
Proceeds from issuance of common stock	20,000	80,000
Stock subscriptions	20,000	50,000
Net cash provided by Financing Activities	$ 2,817,257	$ 229,636
Net cash increase for period	$ 440,988	$ 2,231
Cash at beginning of period	354,568	34,459
Cash at end of period	$ 795,556	$ 36,690

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:

Interest paid	$ 125,225	$48,669

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt converted to common stock	$ 52,500	$ 50,258
Accrued interest converted to stock	$ -	$ 40,217
Stock issued for Unifide acquisition	$ 1,050,000	$ -
Stock issued for Today’s Way acquisition	$ 450,000
Stock issued for services	$ 802,140	$ 7,500

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

For the Three Months Ended
September 30
	2005	2004
Net (loss), as reported	$(170,495)	$(117,091)
Less compensation cost determined under the fair value method	-	-
Pro forma net (loss)	$(170,495)	$(117,091)

Basic and dilutive net (loss) per share:
As reported	$ (0.00)	$ (0.01)
Pro forma	$ (0.00)	$ (0.01)

	2005	2004
Net (loss), as reported	$(336,430)	$(117,091)
Less compensation cost determined under the fair value method	-	-
Pro forma net (loss)	$(3363,430)	$(117,091)

Basic and dilutive net (loss) per share:
As reported	$ (0.01)	$ (0.01)
Pro forma	$ (0.01)	$ (0.01)

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

Proforma net (loss) available to common stockholders   $ (170,495)

Proforma basic and diluted gain per share   $ (0.00)
Proforma net (loss) available to common stockholders   $ (336,430)

Proforma basic and diluted gain per share   $ (0.01)

As of September 30, 2005, warrants for 16,334,780 shares of common stock have not been exercised.

Note 7 - Interest Expense

The Company recorded interest expense totaling $256,390 and $50,463 for the three months ended September 30, 2005 and 2004, respectively.

The Company recorded interest expense totaling $422,325 and $50,463 for the three months ended September 30, 2005 and 2004, respectively.

Note 8 - Related party transactions

At September 30, 2005 and 2004, the corporation had incurred payables to one of the officers for various operational related expenses in the amount of $296,400 and $-0-, respectively.
At September 30, 2005 and 2004, the corporation had incurred payables to certain officers for various operational related expenses in the amount of $697,462 and $-0-, respectively.

The Company has notes payable to the following related parties:

	September 30, 2005	September 30, 2004
Shareholders, unsecured, 18% interest, due October 26, 2005	$ 50,000	$ 50,000
Shareholders, unsecured, 5% interest per month, due July 11, 2005	200,000	-0-
Shareholders, unsecured, 5% interest per month, due July 15, 2005	185,463	-0-
Shareholders, unsecured, 18% interest , due October 30, 2007	400,000	-0-
Shareholders, unsecured, 18% interest, due November 3, 2007	50,000	-0-
Shareholders, unsecured, 18% interest, due November 18, 2007	50,000	-0-
Shareholders, unsecured, 18% interest, due November 26, 2007	50,000	-0-
Shareholders, unsecured, 8% interest, due December 1, 2007	1,500,000	-0-

	$ 2,485,463	$ 50,000
	September 30, 2005	September 30, 2004
Shareholders, unsecured, 5% interest per month, due July 15, 2005	350,000	-0-
Shareholders, unsecured, 18% interest , due October 30, 2007	400,000	-0-
Shareholders, unsecured, 18% interest, due November 3, 2007	50,000	-0-
Shareholders, unsecured, 18% interest, due November 16, 2007	50,000	-0-
Shareholders, unsecured, 18% interest, due November 26, 2007	50,000	-0-
Shareholders, unsecured, 8% interest, due December 1, 2007	1,500,000	-0-

	$ 2,400,000	$ -0-

Note 9 - Changes in common shares outstanding

Included in the table below are the changes in common shares since June 30, 2005. See Note 6 for discussion of mergers and acquisitions affecting common shares.

Common
Shares
Outstanding common shares at June 30, 2005	29,082,287
Debt converted to stock	1,200,000
Stock issued to Unifide Industries LLC members	4,188,000
Stock issued to Todays Way Manufacturing LLC members	1,812,000
Stock issued for services	5,333,900
Stock issued for cash	100,000
Outstanding common shares at September 30, 2005	41,716,187
Common
Shares
Outstanding common shares at June 30, 2005	37,139,190
Debt converted to stock	1,200,000
Stock issued to Unifide Industries LLC members	4,188,000
Stock issued to Todays Way Manufacturing LLC members	1,812,000
Stock issued for services	5,333,900
Stock issued for cash	100,000
Outstanding common shares at September 30, 2005	49,773,090

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

On June 1, 2005, the Company’s Board of Directors approved a merger with Todays Way Manufacturing, LLC, a New Jersey limited liability company. One hundred (100%) percent of the Membership Interests of Todays Way were acquired in exchange for $200,000 in cash

, $300,000 in promissory notes, common stock valued at $450,000 as of July 10, 2005, and 755,000 options to purchase 755,000 shares of the Company’s common stock at a purchase price of $0.23. The options expire on May 31, 2015. The agreement was finalized on July 1, 2005, at which time all of the assets, liabilities and operations of Unifide were acquired. Reference is made to that Form 8K filed by the Company on July 18, 2005, as related to Today’s Way Manufacturing LLC.

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

Note 12 - Proforma Statement of Operations for the three months ended September 30, 2004 and September 30, 2005

The following unaudited data reflects the combined operations of the Company and its subsidiaries as of September 30, 2004.

	ILNP	EMC	UNIFIDE	TODAY'S WAY		COMBINED
	Three months ended September 30, 2004	Three months ended September 30, 2004	Three months ended September 30, 2004	Three months ended September 30, 2004	Eliminations	Three months ended September 30, 2004

Net sales	$ -	$ 940,941	$2,674,050	$ 207,987	(207,987)	$3,614,991
Cost of goods sold		746,880	2,117,168	87,667	(207,987)	2,743,727

Gross profit	$ -	$ 194,062	$ 556,883	$ (87,667)		$ 871,265

Selling & admin	54,401	74,171	324,190	80,609		533,371
Salaries & contract labor	11,728	61,754	55,192	-		128,674
Depreciation & amortization	-	3,454	1,320	-		4,774
Legal & professional	500	6,081	20,872	-		27,453

Total expenses	$ 66,629	$ 145,460	$ 401,573	$ 80,609		$ 694,272

Net income (loss) from operations	(66,629)	48,602	155,310	(168,277)		176,993

Interest expense	50,463	36,761	27,891	5,447		120,562

Net income (loss) before income tax expense	$ (117,092)	$ 11,841	$ 127,419	$ (173,723)		$ 56,431

Income tax expense	-	-	-	-		-

Net income (loss)	$ (117,092)	$ 11,841	$ 127,419	$ (173,723)		$ 56,431

The following unaudited data reflects the combined operations of the Company and its subsidiaries as of September 30, 2005.

	ILNP	EMC	UNIFIDE	TODAY'S WAY		COMBINED
	Three months ended September 30, 2005	Three months ended September 30, 2005	Three months ended September 30, 2005	Three months ended September 30, 2005	Eliminations	Three months ended September 30, 2005

Net sales	$ -	$2,010,974	$2,898,830	$ 67,745	(67,745)	$4,909,804
Cost of goods sold		1,512,389	2,023,090	25,691	(67,745)	3,493,425

Gross profit	$ -	$ 498,585	$ 875,740	$ 42,054		$1,416,379

Selling & admin	76,930	82,017	529,248	41,978		730,173
Salaries & contract labor	-	54,450	149,472	-		203,922
Depreciation & amortization	12,795	3,951	3,939	8,517		29,202
Legal & professional	340,830	2,445	23,911	-		367,186

Total expenses	$ 430,555	$ 142,863	$ 706,570	$ 50,495		$1,330,483

Net income (loss) from operations	(430,555)	355,722	169,170	(8,441)		85,896

Interest expense	178,870	37,788	38,962	770		256,390

Net income (loss) before income tax expense	$ (609,425)	$ 317,934	$ 130,208	$ (9,211)		$ (170,495)

Income tax expense	-	-	-	-		-

Net income (loss)	$ (609,425)	$ 317,934	$ 130,208	$ (9,211)		$ (170,495)
	ILNP	EMC	UNIFIDE	TODAY'S WAY		COMBINED
	Three months ended September 30, 2005	Three months ended September 30, 2005	Three months ended September 30, 2005	Three months ended September 30, 2005	Eliminations	Three months ended September 30, 2005

Net sales	$ -	$2,010,974	$2,898,830	$ 67,745	(67,745)	$4,909,804
Cost of goods sold		1,512,389	2,023,090	25,691	(67,745)	3,493,425

Gross profit	$ -	$ 498,585	$ 875,740	$ 42,054		$1,416,379

Selling & admin	256,610	82,017	529,248	41,978		730,173
Salaries & contract labor	-	54,450	149,472	-		203,922
Depreciation & amortization	12,795	3,951	3,939	8,517		29,202
Legal & professional	161,150	2,445	23,911	-		367,186

Total expenses	$ 430,555	$ 142,863	$ 706,570	$ 50,495		$1,330,483

Net income (loss) from operations	(430,555)	355,722	169,170	(8,441)		85,896

Interest expense	344,805	37,788	38,962	770		422,325

Net income (loss) before income tax expense	$ (775,360)	$ 317,934	$ 130,208	$ (9,211)		$ (336,429)

Income tax expense	-	-	-	-		-

Net income (loss)	$ (775,360)	$ 317,934	$ 130,208	$ (9,211)		$ (336,429)

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

Selected balance sheet data as of September 30, 2004, follows:

	ILNP	EMC	UNIFIDE	TODAY'S WAY		COMBINED
	September 30, 2004	September 30, 2004	September 30, 2004	September 30, 2004	Eliminations	September 30, 2004

Total assets	$ 182,415	$ 1,855,927	$ 4,289,207	$ 409,486		$ 6,737,035

Total Liabilities	$ 2,743,804	$ 1,361,611	$ 3,617,645	$ 415,464		$ 8,138,524

Selected balance sheet data as of September 30, 2005, follows:

	ILNP	EMC	UNIFIDE	TODAY'S WAY		COMBINED
	September 30, 2005	September 30, 2005	September 30, 2005	September 30, 2005	Eliminations	September 30, 2005

Total assets	$ 5,687,534	$ 3,081,318	$ 5,578,700	$ 376,575	(1,745,368)	$ 12,436,630

Total Liabilities	$ 4,961,818	$ 1,283,712	$ 5,116,976	$ 428,311	(222,974)	$ 11,025,716
	ILNP	EMC	UNIFIDE	TODAY'S WAY		COMBINED
	September 30, 2005	September 30, 2005	September 30, 2005	September 30, 2005	Eliminations	September 30, 2005

Total assets	$ 5,687,534	$ 3,081,318	$ 5,578,700	$ 376,575	(1,991,095)	$ 12,733,032

Total Liabilities	$ 5,067,753	$ 1,283,712	$ 5,116,976	$ 428,311	(468,701)	$ 11,428,051

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