Form 10QSB
period 2005-12-31
Industrial Enterprises of America, Inc.
filed 2006-02-14
CIK 1059677

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2005

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

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

As of February 13, 2006, 45,307,917 shares of the registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

Recent Developments

Acquisition of the Pitt Penn Group

As previously reported on a Current Report on Form 8-K filed with the Securities and Exchange Commission (the “SEC”) on January 19, 2006, Industrial Enterprises of America, Inc. (the “Company”), signed a Membership Interest Purchase Agreement (the "Agreement") on January 17, 2006 to acquire the Pitt Penn Group (as hereinafter defined), a supplier of automotive and chemical products based outside of Pittsburgh, Pennsylvania. The Company closed the transaction and completed the acquisition of the Pitt Penn Group on January 31, 2006. Effective as of that date, Spinwell (as defined below) has operated as a wholly owned subsidiary of the Company.

Pursuant to the Agreement, the Company has purchased from the sellers set forth in the Agreement one hundred percent (100%) of the membership interests of Spinwell Holding Company, LLC, a limited liability company organized under the laws of the State of Ohio (“Spinwell”), which owns all of the issued and outstanding membership interests of (i) Pitt Penn Oil Co., LLC, a limited liability company organized under the laws of the State of Ohio, and (ii) Pitt Penn Oil DISC Company, a Delaware corporation (together, the "Pitt Penn Group" or "Pitt Penn"), for consideration consisting of an aggregate amount of four million dollars ($4,000,000) subject to adjustment as provided in the Agreement. The terms of the Agreement were determined by arms' length negotiations between the parties.

The Company, as the new parent company of the Pitt Penn Group and through the Pitt Penn Group, intends to continue to market and sell the products offered by the Pitt Penn Group prior to the purchase of the Pitt Penn membership interests under the Agreement. The Pitt Penn Group produces private label products including engine oil, transmission oil, antifreeze, washer solvent, brake fluid and gasoline additives. The Company has commenced moving some of its existing operations into Pitt Penn's facilities, which were being utilized at less than full capacity.

Litigation and Judgments

On January 9, 2006, the Company received a default judgment with respect to the lawsuit filed against Elora Resources S.A., a Panamanian corporation (“Elora”). The Company had filed such lawsuit in the United States District Court, District of Nevada, claiming that Elora had been fraudulently issued shares of the Company’s common stock. Elora was engaged as an advisor to the Company on April 20, 2004 and 5,000,000 shares of the Company’s common stock were issued to Elora as compensation for its services; however, to the Company’s knowledge, no advisory services have ever been performed by Elora. As a result of such default judgment, the United States District Court, District of Nevada granted the Company the authority to cancel the 5,000,000 shares of its common stock issued to this entity.

Board of Directors; Appointment of New Executive Officers

On October 14, 2005, the Board of Directors elected John Mazzuto as the Company’s Chief Executive Officer and President. Mr. Mazzuto continued as the Company’s Chief Financial Officer until, in anticipation of the completion of the Pitt Penn Group, on December 3, 2005, the Board of Directors elected James Margulies as the interim Chief Financial Officer of the Company, and, effective January 31, 2006, appointed him the Chief Financial Officer of the Company. Mr. Mazzuto will also continue as the Company’s Assistant Secretary.

Finally, as recently reported on a Current Report on Form 8-K/A filed with the SEC on January 10, 2006, Lou Frey Jr. resigned as a Director of the Company effective January 3, 2006. Therefore, the current Board of Directors has the following members: Jerome Davis, Robert J. Casper, John Mazzuto and Scott Margulis. Each of these members will serve as a Director until the next annual meeting of stockholders or thereafter until his successor is chosen or qualified.

Sale of Securities

On January 27, 2006, the Company entered into a Securities Purchase Agreement with JLF Asset Management, LLC, relating to the issuance and sale, in a private placement, of an aggregate of five million dollars ($5,000,000) in convertible debentures (the "Debentures"). The Debentures are convertible into shares of the Company's common stock at a conversion price of eighteen cents ($0.18) per share and include one hundred percent (100%) warrant coverage broken down into two types of warrants to purchase shares of the Company's common stock, (i) fifty percent (50%) of the warrants are Class A Warrants at an exercise price of twenty-four cents ($0.24) and (ii) fifty percent (50%) of the warrants are Class B Warrants at an exercise price of thirty-four cents ($0.34). The warrants are not eligible for cashless exercise and have a three-year exercise term. The Company received proceeds of $5,000,000 before deducting fees related to the private placement. No form of general solicitation or general advertising was conducted in connection with this private placement of the Debentures.

The sales and purchases in the private placements described above were exempt from registration under Section 4(2) of the Securities Act of 1933, as amended (the “Securities Act”) and the regulations promulgated thereunder, on the basis that each private placement did not involve a public offering. Each of the securities described above contain restrictive legends preventing the sale, transfer or other disposition of such securities, unless registered under the Securities Act.

PART I
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

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Balance Sheet as of December 31, 2005
(Unaudited)

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Current maturities of long term debt	$ 944,249
31-Dec-05
(Unaudited)
ASSETS
Current Assets
Cash	$ 475,556
Accounts receivable	3,838,913
Due from related parties	10,800
Inventory	3,896,442
Note receivable	500,000
Prepaid expenses	144,128
Total Current Assets	$ 8,865,839
Investment in common stock	91,383
Property, plant and equipment net of accumulated depreciation	346,056
Other Assets	122,531
Other intangibles net of amortization	83,596
Goodwill	4,519,038

TOTAL ASSETS	$ 14,028,443
Accounts payable	3,978,220
Payable related parties	359,180
Accrued payables	179,848
Accrued interest	91,961
Accrued interest to shareholders and related parties	343,370
Total Current Liabilities	$ 5,896,828

Long Term Liabilities
Notes payable net of current debt	2,294,157
Convertible notes payable	2,280,000
Notes payable related parties	1,983,300
Total Long Term Liabilities	$ 6,557,457

Total Liabilities	$ 12,454,285

Shareholders' Equity
Preferred stock, $0.001 par value,
10,000,000 shares authorized; -0- shares issued and
outstanding as of December 31, 2005	$ -
Common stock, $0.001 par value,
150,000,000 shares authorized; 47,213,090 shares issued and
outstanding as of December 31, 2005	$47,213
Additional paid-in capital	10,675,226
Subscribed stock payable	26,489
Shareholder receivable	(6,000)
Director fees, unamortized	(33,750)
Prepaid consultant compensation	(817,705)
Retained (deficit)	(8,317,315)
Total Shareholders' Equity	$ 1,574,159
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$ 14,028,443

The accompanying notes are an integral part of these financial statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statement of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	31-Dec-05	31-Dec-04	31-Dec-05	31-Dec-04

Revenues	$ 5,626,379	$ 1,348,787	$ 10,551,573	$ 1,348,787

Cost of Goods Sold	4,236,325	1,126,505	7,745,140	1,126,505

Gross Profit	$ 1,390,054	$ 222,282	$ 2,806,433	$ 222,282

Expenses:
Selling, general & administrative	$ 879,514	$ 171,986	$ 1,848,254	$ 196,108
Salaries and contract labor	216,365	112,774	420,287	117,502
Depreciation and amortization	94,754	5,971	123,957	5,971
Legal and professional fees	140,963	942,218	269,548	979,679
Total Expenses	$ 1,331,596	$ 1,232,949	$ 2,662,046	$ 1,299,260

Income (loss) from operations	$ 58,458	$ (1,010,667)	$ 144,387	$ (1,076,978)

Other Income or Expense
Interest expense related party	(86,926)	(6,725)	(201,505)	(6,725)
Interest expense other	(276,061)	(104,007)	(585,253)	(154,470)
Gain on sale of stock	506,691	-	506,691	-
Interest income	1,200	-	2,440	-
Miscellaneous income	7,575	3,000	7,849	3,000

Total Other Income or Expense	$ 152,479	$ (107,732)	$ 269,778	$ (158,195)

Net (Loss) from operations	$ 210,937	$ (1,118,399)	$ (125,391)	$ (1,235,173)

Provision for income taxes	0	9,339	-	9,339

Net income (loss)	$ 210,937	$ (1,109,060)	$ (125,391)	$ (1,225,834)

Net income (loss) per share basic and diluted	$ -	$ (0.06)	$ -	$ (0.07)

Weighted average number of common shares outstanding	45,328,307	18,577,750	40,851,868	18,577,750

The accompanying notes are an integral part of these financial statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statement of Cash Flows
(Unaudited)
	Six Months Ended
	December 31, 2005	December 31, 2004

Operating activities
Net income (loss)	$ (125,391)	$ (1,225,835)
Non-cash items
Depreciation and amortization	123,957	5,971
Stock based compensation	155,880	-
Stock sales for notes receivable	(451,425)	-
Net changes in working capital accounts	(238,515)	331,912
Net cash (used) by operating activities	$ (535,494)	$ (887,952)
Investing activities
Additions to property, plant and equipment	(120,794)	(5,264)
Investment in common stock	5,767	-
Investment in subsidiaries	(969,519)	(45,001)
Other	(20,000)	(1,013)
Net cash (used) by investing activities	$ (1,104,546)	$ (51,278)
Financing activities
Payments towards bank line of credit	-	111,848
Proceeds from issuance of debt	9,328,277	488,729
Principal payments on debt	(7,273,194)	(58,412)
Proceeds from notes payable related party and shareholders	50,000	-
Payments on related party loans	(334,068)	(138,729)
Proceeds from issuance of common stock	40,000	98,475
Equity development fees	(50,000)	315,000
Net cash provided by Financing Activities	$ 1,761,015	$ 816,911
Net cash increase (decrease) for period	$ 120,975	$ (122,319)
Cash at beginning of period	354,583	133,219
Cash at end of period	$ 475,558	$ 10,900

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:

Interest paid	$ 407,864	$ 73,521
Income Taxes	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Notes receivable for Power 3 Medical Products stock sales	$ 500,000	$ -
Notes payable for Unifide and Today Way’s acquisition	$ 3,750,000	$ -
Debt converted to common stock	$ 52,500	$ 50,258
Accrued interest converted to stock	$ -	$ 40,217
Stock issued for Unifide acquisition	$ 1,050,000	$ -
Stock issued for Today’s Way acquisition	$ 450,000	$ -
Stock issued for services	$ 173,750	$ 7,500
Stock issued for employment agreement	$ 42,500	$ -
Stock issued for equity development fees	$ 628,890	$ -
Stock issued for director fees	$ 45,000	$ -
Stock cancelled	$ 5,000	$ -

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

Note 2 - Inventory

As of December 31, 2005, inventory consisted of the following:

Raw materials	$1,237,268
Work-in-process	127,858
Packaging materials	1,303,600
Finished goods	1,227,716
Total inventory	$3,896,442

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

Property and equipment, consisting primarily of molds, tools, and office equipment, additions for the six months ended December 31, 2005 totaled $134,864.

	December 31, 2005	December 31, 2004
Plant equipment	$ 385,361	$ 240,718
Office equipment	49,072	36,249
Vehicles	30,483	-
Leasehold improvements	9,051	5,501
Less: Accumulated depreciation	(127,911)	(72,516)
Net fixed assets	$ 346,056	$ 209,952

Depreciation for the six months ended December 31, 2005 and 2004, totaled $39,955 and $5,971, respectively.

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

Amortization expense related to goodwill for the six months ended December 31, 2005, and 2004, were $-0- and $-0-, respectively. See Note 17 for a discussion of goodwill impairment.

Note 5 - Earnings per share

Basic earnings per share (EPS) includes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. There are warrants to issue an additional 22,576,445 shares as of December 31, 2005, and 2,500,000 as of December 31, 2004. None of the warrants have been exercised as of December 31, 2005.

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

For the Six Months Ended December 31
	2005	2004
Net (loss), as reported	$ (125,391)	$ (1,225,835)
Less compensation cost determined under the fair value method	-	-
Pro forma net (loss)	$ (125,391)	$ (1,225,835)

Basic and dilutive net (loss) per share:
As reported	$ (0.00)	$ (0.07)
Pro forma	$ (0.00)	$ (0.07)

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

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock- based compensation prescribed therein are shown below. There are 955,000 stock options granted and outstanding as of December 31, 2005, issued in connection with the acquisitions of Unifide Industries, LLC and Todays Way Manufacturing, LLC.

The following table summarizes the pro forma operating results of the Company for December 31, 2005, had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

Proforma net (loss) available to common stockholders $ (125,391)

Proforma basic and diluted gain per share   $ (0.00)

As of December 31, 2005, warrants for 22,576,445 shares of common stock have not been exercised.

Note 7 - Interest Expense

The Company recorded interest expense totaling $362,987 and $110,732 for the three months ended December 31, 2005 and 2004, respectively.

Note 8 - Debt issuances

On July 8, 2005, the Company completed a convertible debt offering of $500,000 at 8% due on July 8, 2006. On July 19, 2005, the Company completed a convertible debt offering of $1,210,000 at Wall Street prime plus four points due on July 19, 2007.

On November 7, 2005, the Company secured a $5,000,000 credit facility for its subsidiaries, EMC Packaging and Unifide Industries, from Mercantile Business Credit, L.P. of Ardmore, Pennsylvania. This secured asset based credit facility replaced the subsidiaries’ existing credit line and doubles their borrowing capacity, providing additional working capital for expanding operations.

Note 9 - Related party transactions

At December 31, 2005 and 2004, the corporation had incurred payables to certain officers for various operational related expenses in the amount of $359,180 and $-0-, respectively.

The Company has notes payable to the following related parties:

	December 31, 2005	December 31, 2004
Shareholders, unsecured, 5% interest per month, due July 15, 2005	$ 350,000	$ -0-
Shareholders, unsecured, 18% interest , due October 30, 2007	400,000	100,000
Shareholders, unsecured, 18% interest, due November 3, 2007	50,000	50,000
Shareholders, unsecured, 18% interest, due November 16, 2007	50,000	50,000
Shareholders, unsecured, 18% interest, due November 26, 2007	50,000	50,000
Shareholders, unsecured, 8% interest, due December 1, 2007	1,387,626	-0-
Shareholders, unsecured, 12% interest, due January 30, 2006	170,000	-0-

	$ 2,457,626	$ 250,000

Note 10 - Changes in common shares outstanding

Included in the table below are the changes in common shares since June 30, 2005. See Note 12 for discussion of mergers and acquisitions affecting common shares.

Common
Shares
Outstanding common shares at June 30, 2005	37,139,190
Debt converted to stock	2,200,000
Stock issued to Unifide Industries LLC members	4,188,000
Stock issued to Todays Way Manufacturing LLC members	1,812,000
Stock issued for services	6,533,900
Stock issued for cash	300,000
Stock issued for shareholder receivable	40,000
Stock cancelled	(5,000,000)
Outstanding common shares at September 30, 2005	47,213,090

Note 11 - Gain on sale of securities

The Company has liquidated 5,466,000 shares of 15,000,000 shares of Power 3 Medical Products, Inc. at an average share price of $0.13. The Company recognized a gain of $506,691 on such sales.

Note 12 - Mergers and acquisitions

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

Note 13 - Disputed Liabilities and Cancellation of Debt

On November 28, 2005, the Board of Directors of the Company, based on legal and accounting research, concluded that the approximately $1,900,000 should be removed from the Company’s disputed liabilities. It was concluded that in the Power3 transaction, many of the liabilities of the Company were actually assumed by Power3 when Power3 purchased the stock of a subsidiary of the Company, Advanced Bio/Chem, Inc. (Texas) (“AVBC Texas”). Power3 purchased all of the assets of the Company in the transaction and the stock of AVBC Texas was one of those assets. The liabilities being removed were liabilities of AVBC Texas and should not have been reflected as liabilities of the Company following the Power3 transaction.

Note 14 - Proforma Statement of Operations for the three months ended December 31, 2004 and December 31, 2005

The following unaudited data reflects the combined operations of the Company and its subsidiaries as of December 31, 2004.

	ILNP	EMC	UNIFIDE	TODAY'S WAY		COMBINED
	Three months ended December 31, 2004	Three months ended December 31, 2004	Three months ended December 31, 2004	Three months ended December 31, 2004	Eliminations	Three months ended December 31, 2004

Net sales	$ -	$1,348,787	$3,471,460	$497,568	(497,568)	$4,820,247
Cost of goods sold	-	1,126,505	3,125,579	268,723	(497,568)	4,023,239

Gross profit	$ -	$222,282	$345,881	$228,845		$797,008

Selling & admin	154,258	73,751	449,272	129,915		807,196
Salaries & contract labor	666,961	84,273	105,851	60,923		918,008
Depreciation & amortization	-	1,293	6,365	42,950		50,608
Legal & professional	269,085	79,700	5,688	3,853		358,326

Total expenses	$1,090,304	$236,018	$567,176	$237,641		$2,131,139

Net income (loss) from operations	$(1,090,304)	$(13,736)	$(221,295)	$(8,796)		$(1,334,131)

Interest expense	117,909	43,286	24,975	7,766		193,936

Net income (loss) before income tax expense	$(1,208,213)	$(57,022)	$(246,270)	$(16,562)		$(1,528,067)

Income tax expense	-	-	-	-		-

Net income (loss)	$(1,208,213)	$(57,022)	$(246,270)	$(16,562)		$(1,528,067)

The following unaudited data reflects the combined operations of the Company and its subsidiaries as of December 31, 2005.

	ILNP	EMC	UNIFIDE	TODAY'S WAY		COMBINED
	Three months ended December 31, 2005	Three months ended December 31, 2005	Three months ended December 31, 2005	Three months ended December 31, 2005	Eliminations	Three months ended December 31, 2005

Net sales	$ -	$1,092,943	$4,533,436	$15,390	$(15,390)	$5,626,379
Cost of goods sold	-	940,975	3,310,740	-	(15,390)	4,236,325

Gross profit	$ -	$151,968	$1,222,696	$15,390		$1,390,054

Selling & admin	51,441	54,780	757,723	439		864,383
Salaries & contract labor	35,000	63,525	152,840	-		216,365
Depreciation & amortization	66,727	4,772	14,636	8,136		94,271
Legal & professional	65,000	16,703	10,860	-		92,563

Total expenses	$218,168	$139,780	$936,059	$8,575		1,302,582

Net income (loss) from operations	(218,168)	12,188	286,637	$6,815		87,472

Interest expense	147,303	140,216	75,468	1,549		364,536

Net income (loss) before income tax expense	$(365,471)	$(152,404)	$211,169	$5,266		$(301,440)

Other Income	406,701	5,553	-	122		412,376
Income tax expense	-	-	-	-		-

Net income (loss)	$41,230	$(146,851)	$211,169	$5,388		$110,936

Note 15 - Balance sheet variances since June 30, 2005

Cash has increased by more than $120,000, principally from the issuance of debt common stock and from operational activities. Accounts receivable, inventory, fixed assets, goodwill, line of credit with equipment lessor, accounts payable, and certain debt have increased as a result of the acquisitions of Unifide Industries LLC and Today’s Way Manufacturing LLC as discussed in Note 12 and in the Form 8K filed on July 18, 2005. Equity development fees paid for the assistance in locating equity financing totaled $885,335. Amortization of such fees totaled $66,289. Certain directors, upon their admittance to the Board of Directors, were issued a total of 300,000 shares of common stock in consideration for their services to be rendered to the Company’s Board over the twelve months of their appointment.

Selected balance sheet data as of December 31, 2004, follows:

	ILNP	EMC	UNIFIDE	TODAY'S WAY		COMBINED
	December 31, 2004	December 31, 2004	December 31, 2004	December 31, 2004	Eliminations	December 31, 2004

Total assets	$733,352	$1,927,824	$4,691,461	$415,776		$7,768,413

Total Liabilities	$2,651,968	$1,433,029	$4,259,169	$436,951		$8,781,117

Selected balance sheet data as of December 31, 2005, follows:

	ILNP	EMC	UNIFIDE	TODAY'S WAY		COMBINED
	December 31, 2005	December 31, 2005	December 31, 2005	December 31, 2005	Eliminations	December 31, 2005

Total assets	$6,303,577	$2,699,885	$6,691,272	$366,622	(2,132,911)	$13,928,445

Total Liabilities	$5,599,778	$1,209,130	$5,860,712	$412,868	(628,202)	$12,454,286

Note 16 - Subsequent events

On January 17, 2006, the Company signed a Membership Interest Purchase Agreement to acquire a supplier of automotive and chemical products based outside of Pittsburgh, Pennsylvania. The Company closed the transaction and completed the acquisition of Spinwell Holding Company, LLC, a limited liability company organized under the laws of the State of Ohio, which owns all of the issued and outstanding membership interests of (i) Pitt Penn Oil Co., LLC, a limited liability company organized under the laws of the State of Ohio, and (ii) Pitt Penn Oil DISC Company, a Delaware corporation (together PittPenn), for consideration consisting of an aggregate amount of four million dollars ($4,000,000) subject to adjustment as provided in the Agreement. The terms of the Agreement were determined by arms’ length negotiations between the parties. The Company, as the new parent company of PittPenn and through the subsidiaries, intends to continue to market and sell the products offered by PittPenn prior to the purchase of the PittPenn membership interests under the Agreement. PittPenn produces private label products including engine oil, transmission, oil, antifreeze, washer solvent, brake fluid and gasoline additives. The Company has commenced moving some of its existing operations into PittPenn’s facilities, which were being utilized at less than full capacity.

On January 26, 2006, the Company completed a $5,000,000 private placement in convertible debentures with JLF Asset Management LLC. Per the terms of the financing, the Company has issued convertible debentures with a fixed conversion rate of $0.18 per share. The sale of the convertible debentures included 100% warrant coverage at above market prices.

Note 17 - Goodwill Impairment

Significant cash flows are expected to be recognized over the next 12 quarters that exceed the amounts classified as goodwill. Savings should be derived from the subsequent acquisition of PittPenn as a result of consolidation of manufacturing facilities. Accordingly, the Company considers any impairment of goodwill to be immaterial.

Note 18 - Commitments and contingencies

On December 13, 2005, Trinity Bui filed suit against the Company alleging that the Company was in breach of certain notes payable to Ms. Bui and her investment company. The Company believes that it has adequate defenses against such claims. The Company believes that the notes payable are properly accounted for in the Company’s financials. There can be no assurance that the Company will be successful in defending such claims.

Note 19 - Commitments and contingencies

The Company evaluates the carrying value of goodwill during the end of the quarter of each year and between annual evaluations if events occur or circumstances change that would more likely than not reduce the fair value of the reporting unit below its carrying amount. Such circumstances could include, but are not limited to: (1) a significant adverse change in legal factors or in business climate, (2) unanticipated competition, or (3) an adverse action or assessment by a regulator. When evaluating whether goodwill is impaired, the Company compares the fair value of the reporting unit to which the goodwill is assigned to the reporting unit’s carrying amount, including goodwill. The fair value of the reporting unit is estimated using a combination of the income, or discounted cash flows, approach and the market approach, which utilizes comparable companies’ data. If the carrying amount of a reporting unit exceeds its fair value, then the amount of the impairment loss must be measured. The impairment loss would be calculated by comparing the implied fair value of reporting unit goodwill to its carrying amount. In calculating the implied fair value of reporting unit goodwill, the fair value of the reporting unit is allocated to all of the other assets and liabilities of that unit based on their fair values. The excess of the fair value of a reporting unit over the amount assigned to its other assets and liabilities is the implied fair value of goodwill. An impairment loss would be recognized when the carrying amount of goodwill exceeds its implied fair value. The Company’s evaluation of goodwill completed during the year resulted in no impairment losses.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

References in this Form 10-QSB to the “Company,” “we,” “our” or “us” means Industrial Enterprises of America, Inc., together with its subsidiaries, except where the context otherwise indicates. This Form 10-QSB contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Additional written or oral forward-looking statements may be made by us from time to time, in filings with the Securities and Exchange Commission or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions described above. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans, compliance with financial covenants in loan agreements, plans for sales or acquisitions of assets or businesses, plans relating to our products or services, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words “anticipates”, “estimates”, “expects”, “intends”, “believes”, “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained herein. Statements in Quarterly Reports, particularly in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes to Condensed Consolidated Financial Statements, describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated increases in operating costs, labor disputes, failure to properly integrate acquisitions, capital requirements, increases in borrowing costs, product demand, pricing, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in our Securities and Exchange Commission filings.

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions of these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

The comparative data included in the Results of Operations and the Liquidity and Capital Resources sections below contain data for the six month period ended December 31, 2004, consisting of pre-acquisition Unifide and Today’s Way data. The six month period ended December 31, 2005 data consists of post-acquisition Unifide and Today’s Way data and includes the operations of EMC, Unifide and Today’s Way.

Three Months Ended December 31, 2005 as Compared to Three Months Ended December 31, 2004

Revenue and gross profit for the three months ended December 31, 2005 was $5,626,379 and $1,390,054, respectively, as compared to $1,348,787 and $222,282, respectively, for the same period ended December 31, 2004 and reflects the revenue and gross profit derived from Unifide’s and Today’s Way’s operations during the quarter. Additionally, the Company recognized a gain of $506,691 due to sales of shares of common stock of Power3 Medical Products, Inc., a New York corporation in private and public transactions. No such gain was recorded during the prior year’s period.

Total operating expenses for the three months ended December 31, 2005 was $1,331,597 as compared to $1,232,949 for the same period in 2004. $879,514 of this amount was due to selling, general and administrative expenses which was a direct reflection of the addition of Unifide and Today’s Way. This compares to $171,986 in selling, general and administrative expenses for the same period ended December 31, 2004.

Interest expenses for the three months ended December 31, 2005 and 2004 was $362,987 and $110,732, respectively, with the increase primarily attributable to the debt incurred in the acquisition of Unifide and Today’s Way during the previous quarter.

The result of the above was a net gain for the three months ended December 31, 2005 of $210,936, compared to a net loss of $ (1,109,060) in the same period in 2004.

Six Months Ended December 31, 2005 as Compared to Six Months Ended December 31, 2004

Revenue and gross profit for the six months ended December 31, 2005 was $ 10,551,573 and $2,806,433, respectively, as compared to $1,348,787 and $222,282, respectively, for the same period ended December 31, 2004 and reflects the revenue and gross profit derived from Unifide’s and Today’s Way’s operations during the quarter. As stated above, the Company recognized a gain of $506,691 due to sales of shares of common stock of Power3 Medical Products, Inc., a New York corporation in private and public transactions. No such gain was recorded during the prior year’s period.

Total operating expenses for the six months ended December 31, 2005 was $2,662,046 as compared to $1,299,260 for the same period in 2004. $1,848,254 of this amount was due to selling, general and administrative expenses which was a direct reflection of the addition of Unifide and Today’s Way. This compares to $196,108 in selling, general and administrative expenses for the same period ended December 31, 2004.

Interest expenses for the six months ended December 31, 2005 and 2004 was $786,758 and $161,195, respectively, with the increase primarily attributable to the debt incurred in the acquisition of Unifide and Today’s Way.

The result of the above was a net loss for the six months ended December 31, 2005 of $(125,391), compared to a net loss of $(1,225,835) in the same period in 2004.

Net (loss) income per share basic and diluted for the three and six months ended December 31, 2005 was $0.00 and $(0.00) per share, respectively, compared to $(0.06) and $(0.07) in the respective periods for the prior year.

Liquidity and Capital Resources

Net cash provided by operations for the six months ending December 31, 2005 was a negative $(535,494), compared to a negative cash provided by operations for the six months ending December 31, 2004 of $(887,952). This decrease in funds used by operations was mostly attributable to a reduction in the net loss of the Company of 1,100,444 as compared to the same period ending December 31, 2004 and was offset by non-cash items.

Net cash provided by investing activities was a negative $(1,104,546) in the six months ending December 31, 2005 as compared to a negative $(51,278) for the six months ending December 31, 2004. The major portion of this difference is due to 969,519 being invested in the Company’s subsidiaries during the period ended December 31, 2005 as compared to 45,001 being invested in the Company’s subsidiaries during the period ended December 31, 2004.

Net cash provided by financing activities was $1,761,015 in the six months ending December 31, 2005 as compared to $816,911 for the six months ending December 31, 2004.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 (the “Exchange Act”) Rule 13a-15(e)) as of the end of the period being reported (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures, were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management has reviewed the recommendations set forth in a letter from the Company’s auditors and are still implementing some of such recommendations to bring the Company’s disclosure controls and procedures in line with such recommendations. The Company’s independent auditors have made a number of recommendations including, but not limited to, the following: (i) the Company should improve accounting controls through the formalization of accounting practices through promulgation of accounting policies and procedures, and (ii) additional recommendations related to improving internal controls through the separation of duties within the accounting function. Management has hired outside consultants to help with this process and believes that improvements have been made.

Changes in Internal Controls

No significant changes in the Company's internal controls or in other factors that could significantly affect these controls following the Evaluation Date came to management's attention.

PART II
Item 1. Legal Proceedings.

On December 13, 2005, Trinity Bui filed suit in the Supreme Court of the State of New York, County of New York against the Company alleging that the Company was in breach of certain notes payable to Ms. Bui and her investment company.  Ms. Bui seeks payment of the notes and other unquantified damages. The Company believes that it has adequate defenses against such claims.  The Company believes that the notes payable are properly accounted for in the Company’s financials.  There can be no assurance that the Company will be successful in defending such claims.

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

Except as stated above, as of December 31, 2005, the Company was neither a party nor was any of its properties subject to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth information relating to all sales of our common stock during the quarter ended December 31, 2005, which sales were not registered under the Securities Act.

On December 31, 2005, the Company sold, in a private placement, 5,000,000 shares of common stock of Power3 Medical Products, Inc., a New York corporation, subject to liens, for consideration of $0.10 per share and 50% of appreciation over $0.18. The purchase price for such stock was paid in the form of a promissory note. Each of the purchasers in this private placement represented his or her intention to acquire the securities for investment only and not with a view toward distribution. These sales and purchases in the private placement were exempt from registration under the Securities Act pursuant to Section 4(2) and the regulations promulgated thereunder, on the basis that the private placement did not involve a public offering.

As of November 21, 2005, the Company offered and sold to certain accredited investors an aggregate of $2,500,000 worth of convertible promissory notes and warrants to purchase shares of common stock at prices between $.15 and $.175 share. This private placement was conducted through a placement agent, and the commissions to such agent from the offering amounted to $153,900. The purchasers in this private placement represented his or her intention to acquire the securities for investment purposes only and not with a view toward distribution. The sales and purchases in this private placement were also exempt from registration under Section 4(2) of the Securities Act, and, specifically, Regulation D thereunder, on the basis that the private placement did not involve a public offering.

Other than the securities mentioned above, the Company did not issue or sell any securities during the quarter ended December 31, 2005.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

As previously disclosed on a Current Report on Form 8-K filed on October 19, 2005, effective as of October 18, 2005, the Company amended its Articles of Incorporation by written consent by filing a Certificate of Amendment (the “Amendment”) with the Secretary of State of the State of Nevada. The Amendment changed the number of authorized shares of the Company’s common stock, par value $.001 per share, from 50,000,000 to 150,000,000. Additionally, the Amendment authorized for issuance 10,000,000 shares of preferred stock, par value $.001 per share. Over 23,000,000 shares voted by written consent for the Amendment.

On November 11, 2005 the following individuals were elected to serve on the Board of Directors of the Company by written consent of the shareholders in lieu of an annual meeting: Robert Casper, Jerome Davis, Lou Frey, Scott Margulis and John Mazzuto. Over 23,000,000 shares voted by written consent for the election of the Directors.

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

Industrial Enterprises of America, Inc.
(Registrant)

Date: February 14, 2006
By: /s/ James W Margulies
 James W. Margulies, Chief Financial
Officer

Date: February 14, 2006
By: /s/ John D. Mazzuto
  John D. Mazzuto, Director, Chief Executive
Officer, Chairman of the Board, President
and Assistant Secretary