Form 10QSB
period 2006-05-22
Industrial Enterprises of America, Inc.
filed 2006-05-23
CIK 1059677

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

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

As of May 18, 2006, 5,622,700 shares of the registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

Recent Developments

Sale of Springdale Facility

As previously disclosed on a Current Report on Form 8-K filed on February 15, 2006, Industrial Enterprises of America, Inc., a Nevada corporation (the “Company”), signed a letter of intent to sell one of its excess facilities for two million five hundred thousand dollars ($2,500,000). As subsequently disclosed on a Current Report on Form 8-K filed on May 16, 2006, the Company sold this excess facility, Springdale Specialty Plastics, Inc. ("Springdale"), pursuant to an Asset Purchase Agreement with Fortco Pittsburgh, LLC (the "Buyer") on May 12, 2006. Pursuant to the Asset Purchase Agreement, the Company has sold all right, title and interest in and to the property and assets, real, personal or mixed, of every kind and description, which relate solely to the business of Springdale to the Buyer for an aggregate amount of two million five hundred thousand dollars ($2,500,000) subject to adjustment as provided in the Agreement. The terms of the Agreement were determined by arms length negotiations between the parties.

Increase in Earnings Guidance

As recently disclosed on a Current Report on Form 8-K filed on May 16, 2006, the Company has raised its earnings guidance to ten million dollars ($10,000,000) for the fiscal year ending June 30, 2007.

Reverse Stock Split

As recently disclosed on a Current Report on Form 8-K filed on May 19, 2006, effective at the close of business on June 5, 2006, the Company will effect a reverse stock split by converting each block of 10 shares of its common stock, par value $.001 per share (the "Common Stock"), issued and outstanding as of such date, into one share of Common Stock. The reverse stock split was approved by both the Company's Board of Directors and the Company’s shareholders. The 1-for-10 ratio split will reduce the number of shares of Common Stock outstanding from 56,226,888 to approximately 5,622,700 shares. The par value of the Company's Common Stock will remain $.001 per share and the number of authorized shares will remain at 150,000,000 shares of Common Stock.

PART I
Item 1. Financial Statements.

Critical Accounting Policies

Revenue Recognition

EMC Packaging, Inc., a Delaware corporation (“EMC”), is primarily engaged in the manufacturing and sale of packaged refrigerants for the automotive and dusting markets. Revenue is recognized with the successful manufacture and delivery of such product to the end user customer.

Unifide Industries, Limited Liability Company, a New Jersey limited liability company (“Unifide”), markets and distributes a full line of automotive aftermarket chemicals. Distribution markets include retail, wholesale, value chains, and private labeling. Unifide brands consist of Unifide (retail), Taylor Made Products (professional), NuEnergy and Phoenix (value). Revenue is recognized with sales to the distribution chain.

Today’s Way Manufacturing, LLC, also a New Jersey limited liability company (“Today’s Way”), is a contract manufacturer of liquid and aerosol products. Currently, Today’s Way is solely producing for Unifide Industries. Revenue is recognized by toll manufacture of products.

The “Pitt Penn Group” (including Pitt Penn Oil Co., LLC, a limited liability company organized under the laws of the State of Ohio, and Pitt Penn Oil DISC LLC, a Delaware limited liability company) is a supplier of automotive and chemical products.  Revenue is recognized with sales to the distributor chain.

All intercompany transactions have been eliminated.

Inventory

Inventory is stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Machinery and Equipment

Machinery and equipment are recorded at cost. Depreciation is computed on the estimated useful lives of the assets ranging from three to ten years using the straight-line method.

Accounting for Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS No. 123, the Company applies Accounting Principles Board Opinion 25 and related interpretations in accounting for stock issued to its employees and consultants. Management exercises judgment in its determination of when significant non-cash stock transactions have occurred. The Company will adopt FAS 123(R) at the beginning of the next fiscal year.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Consolidated Balance Sheet as of March 31, 2006
(Unaudited)

March 31, 2006
(Unaudited)

ASSETS
Current Assets
Cash	$ 125,505
Accounts receivable, net of allowance of $15,000	5,977,208
Other receivables	181,214
Inventory, net of reserve of $45,000	10,684,802
Note receivable	500,000
Prepaid expenses	375,607
Total Current Assets	$ 17,844,336
Investment in common stock	2,617,034
Property, plant and equipment net of accumulated depreciation	6,067,391
Other Assets	138,776
Other intangibles, net of amortization of $28,916	83,113
Goodwill	8,598,147
TOTAL ASSETS	$ 35,345,797
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Current maturities of long term debt	$ 2,267,678
Accounts payable	7,893,258
Payable related parties	58,782
Accrued payables	717,862
Accrued interest	264,033
Accrued interest to shareholders and related parties	2,302
Total Current Liabilities	$ 11,203,915
Long Term Liabilities
Notes payable net of current debt	7,494,889
Convertible notes payable	8,958,494
Notes payable related parties	1,129,918
Total Long Term Liabilities	$ 17,583,301
Total Liabilities	$ 28,787,216
Shareholders' Equity
Preferred stock, $0.001 par value,
10,000,000 shares authorized; -0- shares issued and
outstanding as of March 31, 2005	$ -
Common stock, $0.001 par value,
150,000,000 shares authorized; 5,491.928 shares issued and
outstanding as of March 31, 2006	$ 54,919
Additional paid-in capital	10,990,330
Subscribed stock payable	433,989
Shareholder receivable	(6,000)
Director fees, unamortized	(51,000)
Equity development fees, unamortized	(751,888)
Unrealized securities gains (losses)	(10,826,978)
Retained (deficit)	6,715,205
Total Shareholders' Equity	$ 6,558,581
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$ 35,345,797

The accompanying notes are an integral part of these financial statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Consolidated Statement of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	Mar 31, 2006	Mar 31, 2005	Mar 31, 2006	Mar 31, 2005
		(Restated)		(Restated)

Revenues	$9,030,898	$831,831	$19,567,081	$2,180,618

Cost of Goods Sold	8,452,744	740,592	16,302,307	1,867,097

Gross Profit	$578,154	$91,239	$3,264,774	$313,521

Expenses:
Selling, general & administrative	956,137	$407,867	$2,701,162	$1,269,498
Salaries and contract labor	865,025	82,640	1,290,995	198,914
Depreciation and amortization	181,956	3,900	305,373	4,502
Legal and professional fees	219,266	237,338	476,748	540,405
Total Expenses	$2,222,384	$731,745	$4,774,278	$2,013,319
Income (loss) from operations	$(1,644,230)	$(640,506)	$(1,509,504)	$(1,699,798)

Interest expense	410,433	65,705	1,187,190	120,030
Operations consolidation expense	250,000	-	250,000	-

Proceeds from sale of securities	27,024	-	533,802	-
Miscellaneous income	711	3,000	8,627	6,000

Net income (loss)	$(2,276,928)	$(703,211)	$(2,404,265)	$(1,813,828)

Net income (loss) per share basic and diluted	$(0.53)	$(0.27)	$(0.56)	$(0.70)

Weighted average number of common shares outstanding	4,312,712	2,589,419	4,312,712	2,589,419

The accompanying notes are an integral part of these financial statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	March 31, 2006	March 31, 2005
Operating activities		(Restated)
Net income (loss)	$ (2,404,265)	$ (1,813,828)
Non-cash items
Depreciation and amortization	305,373	12,052
Stock based compensation	413,750	363,000
Stock based interest expense	16,514	-
Stock sales for notes receivable	(451,425)	-
Net changes in working capital accounts	1,461,630	982,709
Net cash (used) by operating activities	$ (658,423)	$ (456,067)
Investing activities
Additions to property, plant and equipment	(234,890)	(5,283)
Proceeds from sale of Power 3 Medical Products stock	55,988	-
Investment in subsidiaries	(7,838,901)	-
Other	-	(1,013)
Net cash (used) by investing activities	$ (8,017,803)	$ (6,296)
Financing activities
Bank account over-extension	-	$ 502
Proceeds from issuance of debt	26,474,828	-
Principal payments on debt	(18,451,888)	(313,136)
Proceeds from notes payable related party and shareholders	1,129,918	300,000
Payments on related party loans	(1,250,442)	-
Proceeds from issuance of common stock	295,690	365,000
Subscribed stock	410,000	2,000
Equity development fees	(161,000)	-
Net cash provided by Financing Activities	$ 8,447,106	$ 354,366
Net cash increase for period	$ (229,120)	$ (107,997)
Cash at beginning of period	354,583	123,531
Cash at end of period	$ 125,463	$ 15,534
SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:
Interest paid	$ 407,864	$ 73,521
Income taxes paid	$ -	$ -
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Notes receivable for Power 3 Medical Products stock sales	$ 500,000	$ -
Notes payable for Unifide and Today Way’s acquisition	$ 3,750,000	$ -
Debt converted to common stock	$ 52,500	$ 50,258
Accrued interest converted to stock	$ -	$ 40,217
Stock issued for Unifide acquisition	$ 1,050,000	$ -
Stock issued for Today’s Way acquisition	$ 450,000	$ -
Stock issued for services	$ 173,750	$ 7,500
Stock issued for employment agreement	$ 42,500	$ -
Stock issued for equity development fees	$ 628,890	$ -
Stock issued for director fees	$ 45,000	$ -
Stock cancelled	$ 5,000	$ -

The accompanying notes are an integral part of these financial statements.

Industrial Enterprises of America, Inc.
Notes to Interim Consolidated Financial Statements

Note 1 - Basis of presentation

Effective February 11, 2005, the Company changed its name to Industrial Enterprises of America, Inc. from Advanced Bio/Chem, Inc.

The Company has suffered recurring losses from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Correction of errors in comparative financial statements

Subsequent to the issuance of the Company’s June 30, 2004 and 2005, audited financial statements, the Company’s management determined the need as a result of substantial discussions with the Company’s audit firm, legal counsel, and the Securities Exchange Commission to restate prior period financial statements to correct errors discovered during the current period review process. The errors included improper recording and disclosure regarding the sale of assets and liabilities to Power 3 Medical Products, Inc. in exchange for 15,000,000 shares of Power 3 stock on May 18, 2004. The original recording of the transaction was based on the equity method of accounting whereby the basis of the stock equaled the basis of the assets delivered to Power 3 and no gain or loss was recognized. The correct method should have been to record the transaction utilizing the cost method whereby the market value of the stock would be used to determine the gain on the sale of the assets less any liabilities transferred to Power 3.

Accordingly, the following summarizes the changes in retained earnings as a result of the errors described above.

	June 30,
	2005	2004
Net (loss) as previously reported	$(3,727,810)	$(419,798)
Error correction in valuation method
Gain from discontinuance of operations	455,514	15,549,305

Net income as restated	$(3,272,296)	$15,129,507

Accumulated (deficit) at beginning of period	12,391,766	(2,737,741)

Accumulated earnings (deficit) at end of period, as restated	$ 9,119,470	$ 12,391,766

Note 2 - Inventory

As of March 31, 2006, inventory consisted of the following:

Raw materials	$4,062,901
Work-in-process	2,167,641
Finished goods	4,454,260
Total inventory	$10,684,802

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

Property and equipment, consisting primarily of molds, tools, and office equipment, additions for the nine months ended March 31, 2006 totaled $6,226,837.

	March 31, 2006	March 31, 2005
Plant & equipment	$2,653,883	$ 240,718
Office equipment	130,089	36,249
Vehicles	30,483	-
Leasehold improvements	3,412,382	5,501
Less: Accumulated depreciation	(163,109)	(72,516)
Net fixed assets	$6,063,728	$ 209,952

Depreciation for the nine months ended March 31, 2006, totaled $141,024.

Note 4 - Goodwill

Goodwill is the result of the acquisitions of EMC (October 2004), Unifide (July 2005), Today’s Way (July 2005), and Spinwell Holding Company, Inc. (January 2006). The following outlines the calculations for goodwill related to these acquisitions:
	EMC	Unifide	Today’s Way	Spinwell Holdings	Total
Purchase price	$ 808,474	$3,050,000	$ 950,000	$7,339,918	$12,148,392
Less assets acquired	(1,321,135)	(4,895,477)	(399,257)	(15,626,660)	(22,242,529)
Add liabilities assumed	1,339,880	5,017,960	441,783	11,889,661	18,689,284

Costs in excess of net assets acquired	$ 827,219	$3,172,483	$ 992,526	$3,602,919	$8,595,147

Impairment expense related to goodwill for the nine months ended March 31, 2006 and 2005, were $-0- and $-0-, respectively.

Note 5 - Earnings per share

Basic earnings per share (EPS) includes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of Common Stock outstanding. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of Common Stock were exercised or converted into Common Stock. There are warrants to issue an additional 6,536,812 shares as of March 31, 2006, and 250,000 as of March 31, 2005. None of the warrants have been exercised as of March 31, 2006.

Note 6 - Stock based compensation

As permitted under generally accepted accounting principles, stock-based awards granted to employees are accounted for following FAS123(R). Accordingly, the Company has recognized compensation expense of $390,000 and $-0- for the nine months ended March 31, 2006 and 2005, respectively for its stock-based awards to employees. Outlined below are pro forma results had compensation costs for the Company’s stock-based compensation plans been determined based on the fair value approach of SFAS 123. The Company will adopt FAS123 (R) at the beginning of the next fiscal year.

	For the Nine Months Ended
	March 31
	2006	2005
Net (loss), as reported	$(2,404,265)	$(1,813,828)
Less compensation cost determined under the fair value method	-	-
Pro forma net (loss)	$(2,404,265)	$(1,813,828)

Basic and dilutive net (loss) per share:
As reported	$(0.56)	$ (0.70)
Pro forma	$(0.56)	$ (0.70)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and options may be granted in future years.

Steven Rash, a former CEO of the Company, was granted 82,500 shares of Common Stock at $0.80 per share for a charge of $660,000 against operations for the quarter ended September 30, 2003. In addition, pursuant to Mr. Rash’s September 5, 2003 employment contract, an option agreement for an additional 20,000 shares at the exercise price of $0.80 was promised, but not yet executed. No charge to current operations has been made for the unexecuted option. These options have expired by their own terms.

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock- based compensation prescribed therein are shown below. There are 95,500 stock options granted and outstanding as of March 31, 2006, issued in connection with the acquisitions of Unifide and Today’s Way.

The following table summarizes the pro forma operating results of the Company for the nine months ended March 31, 2006, had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

Proforma net (loss) available to common stockholders   $ (2,404,265)

Proforma basic and diluted gain per share   $ (0.56)

As of March 31, 2006, warrants for 6,536,812 shares of Common Stock have not been exercised.

Note 7 - Warrants

The Company has issued 6,241,820 warrants since the year ended June 30, 2005, at the rate of one warrant for each common share. The warrants have an exercise price range of $0.12 to $0.50 per share and a term ranging from 5 years to 7 years. The fair value of the warrants has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.27. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 7%, zero dividend yield, volatility of the Company's common stock of 10% and an average remaining life of the warrants of 3.52 years.  There are contractual provisions that prohibit many of the holders of these warrants from exercising the warrants if such exercise would move their stock holdings in the Company above a certain percentage of the outstanding common stock.

A summary of warrant activity for the nine months ended March 31, 2006, is as follows:

	Number of Warrants	Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

Outstanding at June 30, 2005	295,000	$0.39	295,000	$0.02060
Warrants issued since June 30, 2005	5,964,042	$0.28	3,567,286	$0.08469
Outstanding at March 31, 2006	6,254,042	$0.30	3,862,286	$0.27467

At March 31, 2006, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number of Warrants	Exercise Price	Remaining Contractual Life	Number of Warrants	Exercise Price
$0.50	310,000	$0.50	4.76 yrs	310,000	$0.50
$0.34	1,165,417	$0.34	2.91 yrs	1,165,417	$0.34
$0.33	115,000	$0.33	5.56 yrs	115,000	$0.33
$0.30	60,978	$0.30	4.33 yrs	60,978	$0.30
$0.29	931,250	$0.29	4.30 yrs	931,250	$0.29
$0.25	12,500	$0.25	4.21 yrs	12,500	$0.25
$0.24	2,865,972	$0.24	2.91 yrs	2,865,972	$0.24
$0.23	250,000	$0.23	9.17 yrs	250,000	$0.23
$0.18	557,917	$0.18	4.57 yrs	557,917	$0.18
$0.12	20,000	$0.12	6.91 yrs	20,000	$0.12

Note 8 - Interest Expense

The Company recorded interest expense totaling $410,433 and $65,705 for the three months ended March 31, 2006 and 2005, respectively.

Note 9 - Debt issuances

On July 8, 2005, the Company completed a convertible debt offering of $500,000 at 8% due on July 8, 2006, with a conversion price of $0.27, convertible at lenders’ discretion. On July 19, 2005, the Company completed a convertible debt offering of $1,210,000 at Wall Street prime plus four points due on July 19, 2007, with a conversion price of $0.25, convertible at lenders’ discretion.

On November 7, 2005, the Company secured a $5,000,000 credit facility for its subsidiaries, EMC and Unifide, from Mercantile Business Credit, L.P. of Ardmore, Pennsylvania. This secured asset based credit facility replaced the subsidiaries’ existing credit line and doubles their borrowing capacity, providing additional working capital for expanding operations.

On January 27, 2006, the Company completed a convertible debt offering of $5,000,000 at Wall Street Journal prime plus four points due on July 27, 2008, with a conversion price of $0.18, convertible at lenders’ discretion. On March 8, 2006, the Company completed a convertible debt offering of $2,150,000 at Wall Street Journal prime plus four points due on September 8, 2008, with a conversion price of $0.18, convertible at lenders’ discretion.

Note 10 - Related party transactions

At March 31, 2006 and 2005, the Company had incurred payables to certain officers for various operational related expenses in the amount of $58,782 and $-0-, respectively.

The Company has notes payable to the following related parties:

	March 31, 2006	March 31, 2005
Shareholders, unsecured, 5% interest per month, due July 15, 2005	$ -	$350,000
Shareholders, unsecured, 18% interest , due October 30, 2007	-	100,000
Shareholders, unsecured, 18% interest, due November 3, 2007	-	50,000
Shareholders, unsecured, 18% interest, due November 16, 2007	-	50,000
Shareholders, unsecured, 18% interest, due November 26, 2007	-	50,000
Shareholders, unsecured, 8% interest, due December 1, 2007	1,129,918	-0-

	$1,129,918	$600,000

Note 11 - Changes in common shares outstanding

Included in the table below are the changes in common shares since June 30, 2005. See Note 10 for discussion of mergers and acquisitions affecting common shares.

Common
Shares
Outstanding common shares at June 30, 2005	3,713,919
Debt converted to stock	407,019
Stock issued to Unifide members	418,800
Stock issued to Today’s Way members	181,200
Stock issued for services	1,068,240
Stock issued for cash	198,750
Stock issued for shareholder receivable	4,000
Stock cancelled	(500,000)
Outstanding common shares at March 31, 2006	5,491,928

Note 12 - Gain on sale of securities

The Company has liquidated 5,653,451 shares of 15,000,000 shares of Power 3 Medical Products, Inc. at an average share price of $0.09. Gain from the disposition of these shares total $478,775.

Note 13 - Mergers and acquisitions

On June 1, 2005, the Company’s Board of Directors approved a merger with Unifide Industries, Limited Liability Company, a New Jersey limited liability company. One hundred (100%) percent of the membership interests of Unifide were acquired in exchange for $800,000 in cash, $1,200,000 in promissory notes, Common Stock valued at $1,050,000 as of July 10, 2005, and 20,000 options to purchase 20,000 shares of the Company’s Common Stock at a purchase price of $0.40. The options are not vested until two (2) years of employment after the date of closing. The options expire ten (10) years after the closing date. The agreement was finalized on July 1, 2005, at which time all of the assets, liabilities and operations of Unifide were acquired. Reference is made to that Current Report on Form 8K filed by the Company on July 18, 2005, as related to Unifide.

On June 1, 2005, the Company’s Board of Directors approved a merger with Today’s Way Manufacturing, LLC, a New Jersey limited liability company. One hundred (100%) percent of the membership interests of Today’s Way were acquired in exchange for $200,000 in cash, $300,000 in promissory notes, Common Stock valued at $450,000 as of July 10, 2005, and 75,500 options to purchase 75,500 shares of the Company’s Common Stock at a purchase price of $0.23. The options expire on May 31, 2015. The agreement was finalized on July 1, 2005, at which time all of the assets, liabilities and operations of Unifide were acquired. Reference is made to that Current Report on Form 8K filed by the Company on July 18, 2005, as related to Today’s Way.

On January 27, 2006, the Company completed the acquisition of Spinwell Holding Company, LLC, (“SHC”) a limited liability company organized under the laws of the State of Ohio and its wholly owned subsidiary Pitt Penn Oil DISC Co., LLC, a Delaware limited liability company. SHC is a supplier of automotive and chemical products based outside of Pittsburgh, Pennsylvania. Under terms of the acquisition, the Company agreed to pay three million five hundred thousand dollars ($3,500,000), subject to adjustment pursuant to the agreement, and acquire notes of the Company in the aggregate amount of five hundred thousand dollars ($500,000). Reference is made to that Form 8K filed by the Company on January 19, 2006.

Note 14 - Disputed Liabilities and Cancellation of Debt

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

Note 15 - Proforma Statement of Operations for the three months ended March 31, 2006 and March 31, 2005.

The following unaudited data reflects the combined operations of the Company and its subsidiaries as of March 31, 2005.

(in US $)
	ILNP & Subsidiaries	SPINWELL HOLDING		COMBINED
	Three months ended March 31, 2005	Three months ended March 31, 2005	Eliminations	Three months ended March 31, 2005

Net sales	4,408,315	8,770,688	-213,744	12,965,259
Cost of goods sold	3,646,417	8,100,587	-213,744	11,533,260

Gross profit	761,898	670,101	-	1,431,999

Selling & admin	718,498	360,606	-	1,079,104
Salaries & contract labor	198,727	193,993	-	392,720
Depreciation & amortization	16,356	39,383	-	55,739
Legal & professional	278,628	63,173	-	341,801

Total expenses	1,212,209	657,155	-	1,869,364

Net income (loss) from operations	-450,311	12,946	-	-437,365

Interest expense	100,582	128,224	-	228,806

Net income (loss) before income tax expense	-550,893	-115,278	-	-666,171

Income tax expense	-	-	-	-

Net income (loss)	-550,893	-115,278	-	-666,171

The following unaudited data reflects the combined operations of the Company and its subsidiaries as of March 31, 2006.

(in US $)
	ILNP & Subsidiaries	SPINWELL HOLDING		COMBINED
	Three months ended March 31, 2006	Three months ended March 31, 2006	Eliminations	Three months ended March 31, 2006

Net sales	4,510,058	7,778,760	-631,858	11,656,960
Cost of goods sold	3,779,680	8,230,303	-631,858	11,378,125

Gross profit	730,378	-451,543		278,835

Selling & admin	675,272	438,091		1,113,343
Salaries & contract labor	702,562	373,893		1,076,455
Depreciation & amortization	93,739	92,226		185,965
Legal & professional	169,050	191,005		360,055
Operations consolidation expense	250,000	-		250,000

Total expenses	1,890,603	1,095,215		2,985,818

Net income (loss) from operations	-1,160,225	-1,546,758		-2,706,983

Interest expense	310,194	145,104		455,298

Net income (loss) before income tax expense	-1,470,418	-1,691,862		-3,162,281

Other Income	27,735	-		27,735
Income tax expense	-	-		-

Net income (loss)	-1,442,683	-1,691,862		-3,134,546

Note 16 - Balance sheet variances since June 30, 2005

Cash has decreased by more than $229,000, principally from the acquisition of SHC and from operational activities. Accounts receivable, inventory, fixed assets, goodwill, line of credit with equipment lessor, accounts payable, and certain debt have increased as a result of the acquisition of SHC and operating activities, also. Equity development fees paid for the assistance in locating equity financing totaled $885,335. Amortization of such fees totaled $133,447. Certain directors, upon their admittance to the Board of Directors, were issued a total of 35,000 shares of Common Stock in consideration for their services to be rendered to the Company’s Board over the twelve months of their appointment.

Selected balance sheet data as of March 31, 2005, follows:
(in US $)
	ILNP & Subsidiaries	SPINWELL HOLDING		COMBINED
	March 31, 2005	March 31, 2005	Eliminations	March 31, 2005

Total assets	16,502,512	13,087,145	-1,058,727	28,530,930

Total Liabilities	6,360,131	11,911,244	-656,570	17,614,805

Selected balance sheet data as of March 31, 2006, follows:
(in US $)
	ILNP	SPINWELL HOLDING		COMBINED
	March 31, 2006	March 31, 2006	Eliminations	March 31, 2006

Total assets	25,176,848	15,190,889	-5,021,941	35,345,796

Total Liabilities	17,653,290	12,038,129	-904.202	28,787,217

Note 17 - Subsequent events

Pursuant to a Form 8K filed on May 16, 2006, the Company has on May 12, 2006, sold Springdale Specialty Plastics, Inc., a subsidiary of Spinwell Holdings Company LLC, which produced and assembled plastic containers used for storing automobile fluids to Fortco Pittsburgh LLC for $2,500,000 subject to adjustment as provided in the Asset Purchase Agreement. Prior to the execution of the Agreement, there were no material relationships between (i) the Company or any of its affiliates, any officer or director of the Company or any associate of any such director or officer, and (ii) Buyer or any of its affiliates, any officer or director of Buyer, or any associate of any such director or officer.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

References in this Form 10-QSB to the “Company,” “we,” “our” or “us” means Industrial Enterprises of America, Inc., together with its subsidiaries, except where the context otherwise indicates. This Form 10-QSB contains forward-looking statements within the meaning of that term in Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Additional written or oral forward-looking statements may be made by us from time to time, in filings with the SEC or otherwise. Statements contained herein that are not historical facts are forward-looking statements made pursuant to the safe harbor provisions described above. Forward-looking statements may include, but are not limited to, projections of revenues, income or losses, capital expenditures, plans for future operations, the elimination of losses under certain programs, financing needs or plans, compliance with financial covenants in loan agreements, plans for sales or acquisitions of assets or businesses, plans relating to our products or services, assessments of materiality, predictions of future events and the effects of pending and possible litigation, as well as assumptions relating to the foregoing. In addition, when used in this discussion, the words “anticipates”, “estimates”, “expects”, “intends”, “believes”, “plans” and variations thereof and similar expressions are intended to identify forward-looking statements.

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained herein. Statements in Quarterly Reports, particularly in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Notes to Condensed Consolidated Financial Statements, describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated increases in operating costs, labor disputes, failure to properly integrate acquisitions, capital requirements, increases in borrowing costs, product demand, pricing, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in our SEC filings.

Readers are cautioned not to place undue reliance on any forward-looking statements contained herein, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions of these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.

The comparative data included in the Results of Operations and the Liquidity and Capital Resources sections below contain data for the nine month period ended March 31, 2005, consisting of pre-acquisition Unifide, Today’s Way and Pitt Penn Group data. The nine month period ended March 31, 2006 data consists of post-acquisition Unifide, Today’s Way and Pitt Penn Group data and includes the operations of EMC, Unifide, Today’s Way for the nine month period and the Pitt Penn Group data for the period beginning January 27, 2006.

Three Months Ended March 31, 2006 as Compared to Three Months Ended March 31, 2005

Revenue and gross profit for the three months ended March 31, 2006 was $9,030,898 and $578,154, respectively, as compared to $831,831 and $91,239, respectively, for the same period in 2005 and reflects the revenue and gross profit derived from Unifide, Today’s Way and Pitt Penn Group operations during the quarter. Additionally, the Company recognized a gain of $27,024 due to sales of shares of common stock of Power3 Medical Products, Inc., a New York corporation (“Power3”), in private and public transactions. No such gain was recorded during the prior year’s period.

Total operating expenses for the three months ended March 31, 2006 was $2,222,384 as compared to $731,745 for the same period in 2005. Of this amount, $865,025 was due to salaries and contract labor expenses which was a direct reflection of the addition of Unifide, Today’s Way and the Pitt Penn Group. This compares to $82,640 in salaries and contract labor expenses for the same period ended March 31, 2005.

Interest expenses for the three months ended March 31, 2006 and 2005 was $410,433 and $65,705, respectively, with the increase primarily attributable to the debt incurred in the acquisition of Unifide, Today’s Way and the Pitt Penn Group.

The result of the above was a net loss for the three months ended March 31, 2006 of $(2,276,928), compared to a net loss of $(703,211) in the same period in 2005.

Nine Months Ended March 31, 2006 as Compared to Nine Months Ended March 31, 2005

Revenue and gross profit for the nine months ended March 31, 2006 was $19,567,081 and $3,264,774 respectively, as compared to $2,180,618 and $313,521, respectively, for the same period ended March 31, 2005 and reflects the revenue and gross profit derived from the Unifide, Today’s Way and Pitt Penn Group’s operations during the quarter. The Company recognized a gain of $533,802 due to sales of shares of common stock of Power3 in private and public transactions. No such gain was recorded during the prior year’s period.

Total operating expenses for the nine months ended March 31, 2006 was $4,774,278 as compared to $2,013,319 for the same period in 2005. Of this amount, $2,701,162 was due to selling, general and administrative expenses which was a direct reflection of the addition of Unifide, Today’s Way and the Pitt Penn Group. This compares to $1,269,498 in selling, general and administrative expenses for the same period ended March 31, 2005.

Interest expenses for the nine months ended March 31, 2006 and 2005 was $1,187,190 and $120,030, respectively, with the increase primarily attributable to the debt incurred in the acquisition of Unifide, Today’s Way and the Pitt Penn Group.

The result of the above was a net loss for the nine months ended March 31, 2006 of $(2,404,265), compared to a net loss of $(1,813,828) in the same period in 2005.

Net (loss) income per share basic and diluted for the three and nine months ended March 31, 2006 was $(0.53) and $(0.56) per share, respectively, compared to $(0.27) and $(0.70) in the respective periods for the prior year.

Liquidity and Capital Resources

Net cash used by operations for the nine months ending March 31, 2006 was $(658,423), compared to negative cash provided by operations for the nine months ending March 31, 2005 of $(456,067). This increase in funds used by operations was mostly attributable to a rise in depreciation and amortization in connection with the acquisitions of Unifide, Today’s Way and Pitt Penn Group.

Net cash used by investing activities was a negative $(8,017,803) in the nine months ending March 31, 2006 as compared to a negative $(6,296) for the nine months ending March 31, 2005. This difference is directly related to the acquisitions of Unifide, Today’s Way and the Pitt Penn Group.

Net cash provided by financing activities was $8,447,106 in the nine months ending March 31, 2006 as compared to $354,366 for the nine months ending March 31, 2005.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Exchange Act Rule 13a-15(e)) as of the end of the period being reported (the "Evaluation Date"), have concluded that as of the Evaluation Date, the Company's disclosure controls and procedures, were effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Management has reviewed the recommendations set forth in a letter from the Company’s auditors and are still implementing some of such recommendations to bring the Company’s disclosure controls and procedures in line with such recommendations. The Company’s independent auditors have made a number of recommendations including, but not limited to, the following: (i) the Company should improve accounting controls through the formalization of accounting practices through promulgation of accounting policies and procedures, and (ii) additional recommendations related to improving internal controls through the separation of duties within the accounting function. Management has hired outside consultants to help with this process and believes that improvements have been made.

Changes in Internal Controls

No significant changes in the Company's internal controls or in other factors that could significantly affect these controls following the Evaluation Date came to management's attention.

PART II
Item 1. Legal Proceedings.

In November 2004, Chapman Spira & Carson, LLC (“Chapman Spira”), an investment banking firm, filed a lawsuit in the Supreme Court of the State of New York for the County of New York against the Company and Power3. The suit alleges that the Company and Power3 are liable to Chapman Spira for damages allegedly resulting from the breach of a letter agreement between Chapman Spira and the Company relating to the performance of strategic and investment banking services. Chapman Spira is seeking damages in the amount of $1,522,000 plus interest. The Company has filed an answer in the lawsuit. The Company disputes the allegations in the complaint and is vigorously defending this matter.

In January 2005, Plaintiff Kamy Behzadi, a previous employee of the Company and Power3, filed suit against the Company and Power3. Plaintiff was seeking to remove the restrictions on 500,000 shares of Common Stock of the Company received pursuant to an employment arrangement. In May 2005, the Company filed an action against Behzadi regarding his employment with the Company. On March 22, 2006, both lawsuits were settled and all actions between the parties have been fully resolved, pending compliance with the settlement agreement.

In June 2005, Charles Caudle and others filed a lawsuit in Harris County, Texas, against the Company, a former subsidiary of the Company, Power3 and the officers and directors of the companies. The suit alleges that the Company, Power3 and the officers and directors, are liable to plaintiffs for unspecified damages. The Company, and its officers and directors, has filed an answer denying all claims in the lawsuit. Crawford Shaw, a former officer and director of the Company has filed a cross complaint against the Company for unspecified damages related to his resignation. The Company disputes the allegations in the complaint and the cross complaint and is vigorously defending these matters.

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

On February 8, 2006, Waco Capital Management, Inc. filed suit in Seminole County, Florida against the Company alleging breach of a consulting agreement with the Company and seeking 2,000,000 shares of the Company’s Common Stock. Plaintiff claims that pursuant to the agreement, the Company was required to issue Plaintiff 2,000,000 shares of the Company’s Common Stock. The Company disputes the allegations in the complaint, has filed an answer and is vigorously defending this matter.

Except as stated above, as March 31, 2006, the Company was neither a party nor was any of its properties subject to any material legal proceedings.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth information relating to all sales of our common stock during the quarter ended March 31, 2006, which sales were not registered under the Securities Act.

On January 27, 2006, the Company entered into a Securities Purchase Agreement with JLF Asset Management, LLC, relating to the issuance and sale, in a private placement, of an aggregate of five million dollars ($5,000,000) in convertible debentures (the "Debentures"). The Debentures are convertible into shares of the Company's Common Stock at a conversion price of eighteen cents ($0.18) per share and include one hundred percent (100%) warrant coverage broken down into two types of warrants to purchase shares of the Company's Common Stock, (i) fifty percent (50%) of the warrants are Class A Warrants at an exercise price of twenty-four cents ($0.24) and (ii) fifty percent (50%) of the warrants are Class B Warrants at an exercise price of thirty-four cents ($0.34). The warrants are not eligible for cashless exercise and have a three year exercise term. The Company received proceeds of $5,000,000 before deducting fees related to the private placement. No form of general solicitation or general advertising was conducted in connection with this private placement of the Debentures.

On March 9, 2006, the Company issued and sold, in another private placement, an aggregate of two million forty-eight thousand four hundred ninety-three dollars and seventeen cents ($2,048,493.17) worth of convertible debentures (the "Additional Debentures"), a portion of which have not been drawn down yet. The Additional Debentures are convertible into shares of the Company's Common Stock at a conversion price of eighteen cents ($0.18) per share and include one hundred percent (100%) warrant coverage broken down into two types of warrants to purchase shares of the Company's Common Stock: (i) fifty percent (50%) of the warrants are Class A Warrants at an exercise price of twenty-four cents ($0.24) and (ii) fifty percent (50%) of the warrants are Class B Warrants at an exercise price of thirty-four cents ($0.34). The warrants are not eligible for cashless exercise and have a three year exercise term. The Company received the proceeds of the $2,048,493.17 before deducting fees related to the private placement. No form of general solicitation or general advertising was conducted in connection with this private placement of the Additional Debentures. The net dilutive effect of the Additional Debentures is minimal as the proceeds were used to pay off convertible debt with lower conversion prices.

Other than stated above, during the quarter ended March 31, 2006, the Company issued an aggregate of 7,706,189 shares of its Common Stock for accrued interest, note payments and services rendered, at prices between $0.10 and $0.58 per share. Each of the recipients of the stock represented his or her intention to acquire the securities for investment only and not with a view toward distribution. None of the shares of the Company’s Common Stock were sold through an underwriter and there were no underwriting discounts or commissions involved.

The sales and purchases in the private placements described above were exempt from registration under Section 4(2) of the Securities and the regulations promulgated thereunder, on the basis that each private placement did not involve a public offering. Each of the securities described above contain restrictive legends preventing the sale, transfer or other disposition of such securities, unless registered under the Securities Act.

Other than the securities mentioned above, the Company did not issue or sell any securities during the quarter ended March 31, 2006.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None

Item 5. Other Information.

None

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

Industrial Enterprises of America, Inc.
(Registrant)

Date: May 22, 2006
By:  /s/ James W. Margulies
 James W. Margulies, Chief Financial
Officer

Date: May 22, 2006
By:  /s/ John D. Mazzuto
John D. Mazzuto, Director, Chief Executive, Officer, Chairman of the Board, President and Assistant Secretary