Form 10KSB/A
period 2006-07-21
Industrial Enterprises of America, Inc.
filed 2006-09-12
CIK 1059677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB
(Amendment No. 1)

(Mark One)

[ ] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended

[X] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from December 31, 2003 to June 30, 2004

Commission file number: 000-30646

Industrial Enterprises of America, Inc.
(formerly known as Advanced Bio/Chem, Inc.)
(Name of Small Business Issuer in its charter)

Nevada	13-3963499
(State or other jurisdiction of incorporation or organization	(I.R.S. Employer Identification Number

711 Third Avenue, Suite 1505, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(212) 490-3100

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered	Name of each exchange on which registered

None	None

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

The number of shares of common stock of the registrant outstanding as of September 11 was 7,618,889.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Explanatory Note

This Amendment No. 1 to the Transition Report on Form 10-KSB (this “Amendment”) amends our Transition Report on Form 10-KSB for the transitional period December 31, 2003 to June 30, 2004 initially filed with the Securities and Exchange Commission (the "SEC") on July 18, 2005 (the "Original Filing"). This Amendment amends and restates the Company's financial statements including the notes thereto in order to rectify an error in the method of recording a sale of its operating assets. Please refer to Note 2, "Restatement of Financial Statements Due to Accounting Error," in this Amendment for further information on the restatement impact for the transitional period December 31, 2003 to June 30, 2004.

Pursuant to the rules of the SEC, Item 13, "Exhibits," of Part III of the Original Filing has been amended to contain updated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment only amends and restates the Items described above to reflect the effects of the restatement, and we have not modified or updated other disclosures presented in our Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by this Amendment is unchanged and reflects the disclosures made at the time of the Original Filing on July 18, 2005.

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

As a result of this transaction, the Company recorded a loss from discontinued operations of $(348,191) for the period ended June 30, 2004. In addition the Company has reflected its investment in the 15,000,000 Power 3 restricted shares at $145,725 or approximately $0.01 per share as at May 17, 2004.

Results of Operations - Period Ended June 30, 2004 Compared to Period Ended June 30, 2003 (unaudited)

As a result of the Power 3 transaction as described above, the Company recorded a loss on discontinued operations of $(348,191), gain from disposition of assets of $15,531,832, and a net income of $15,183,641, in the first half of 2004 compared with a net loss of $(593,852) during the same period in 2003.

Net income (loss) per share basic and diluted for the period ended June 30, 2004 was $1.12 per share compared to $(0.10) in the same period in 2003.

Liquidity and Capital Resources

The Company had cash at end of the six months ended June 30, 2004 of $34,459. This compares to a working capital deficit of $1,301,739 at December 31, 2003. This working capital deficit consists almost entirely of the net current liabilities from discontinued operations arising from the Power3 Sale and ensuing dispute as described above.

Net cash (used) in operating activities for the period ended June 30, 2004 was $(233,044) compared to a negative cash flow in the same period in 2003 of $(335,060).

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

Industrial Enterprises of America, Inc.
(Registrant)

Date: September 12, 2006

By: / s/ John D. Mazzuto
John D. Mazzuto, Chief Executive Officer, President, Assistant Secretary and Director

By:  /s/ James W. Margulies
James W. Margulies, Chief Financial Officer

Beckstead and Watts, LLP
Certified Public Accountants
2425 W. Horizon Ridge Parkway
Henderson, NV 89052
702.257.1984
702.362.0540(fax)

Report of Independent Registered Public Accounting Firm

Board of Directors
Industrial Enterprises of America, Inc.

We have audited the accompanying restated balance sheet of Industrial Enterprises of America, Inc. as of June 30, 2004, and the related restated statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above, revised as described in Note 1, present fairly, in all material respects, the financial position of Industrial Enterprises of America, Inc. as of June 30, 2004, and the results of its operations, equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, the Company’s 2004 total assets and total liabilities reported as $180,184 and $2,816,778, respectively, should have been $42,784,459 and $46,194, respectively, and accumulated deficit and net loss previously reported as $2,636,594 and $419,798, respectively, should have been $42,738,265 and $15,183,641, respectively. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.

/s/ Beckstead and Watts, LLP

July 15, 2005, except for Note 1, as to which the date is July 20, 2006
F-i

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly Advanced Bio/Chem, Inc.)
Balance Sheet
June 30, 2004
(Audited)
(restated)

ASSETS
Current Assets
Cash	$ 34,459
Total Current Assets	$ 34,459
Investment in restricted common stock	42,750,000
TOTAL ASSETS	$ 42,784,459

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Liabilities due to discontinued operations	$ 46,194
Total Current Liabilities	$ 46,194
Total Liabilities	$ 46,194
Shareholders' Earnings
Common stock, $0.001 par value,
50,000,000 shares authorized,
15,384,275 shares issued and outstanding
at June 30, 2004	15,384
Additional paid-in capital	2,631,724
Subscribed stock	47,489
Unrealized securities gain	29,250,000
Retained earnings	10,793,668
Total Shareholders' Earnings	$ 42,738,265
TOTAL LIABILITIES & SHAREHOLDERS' EARNINGS	$ 42,784,459

The accompanying Notes are an integral part of these Financial Statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly Advanced Bio/Chem, Inc.)
Statement of Operations
For the six months ended June 30, 2004
(restated)

	Six Months Ended
	June 30, 2004 (audited)	June 30, 2003 (unaudited)

Revenues	$ -	$ 191,794

Expenses:
Selling, general & administrative	-	69,603
Salaries and contract labor	-	485,238
Depreciation and amortization	-	46,637
Legal and professional fees	-	85,905
Total Expenses	$ -	$ 687,384
(Loss) from operations	$ -	$ (495,590)

Interest expense	-	97,945
Net (loss) from operations before discontinued operations	$ -	$ (593,535)

(Loss) from discontinued operations	(348,191)	-
Gain from disposition of assets	15,531,832	-
Provision for income taxes	-	-

Net income (loss)	$ 15,183,641	$ (593,535)

Net income (loss) before discontinued operations
per share - basic and diluted	$ -	$ (0.10)

Gain on discontinued operations
per share - basic and diluted	$ 1.12	$ -

Net income (loss) per share basic and diluted	$ 1.12	$ (0.10)

Weighted average number of common shares outstanding	13,561,367	6,112,216

The accompanying Notes are an integral part of these Financial Statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly Advanced Bio/Chem, Inc.)
Statement of Stockholders’ Equity
For the six months ended June 30, 2004
(Audited)
(restated)

		Stockholders' Earnings
	Common	Common	Additional		Unrealized
	Shares	Stock	Paid-In	Subscribed	Securities	Retained	Total
	Issued	Par $0.001	Capital	Stock	Gain	Earnings

Balance at December 31, 2003	11,111,338	$ 11,111	$ 1,409,072	$ 150,000	$ -	$ (4,389,974)	$ (2,819,791)

Common stock issued for cash	2,436,666	2,437	422,563	(150,000)	-	-	275,000
Common stock issued for services	3,200,000	3,200	-	3,800	-	-	7,000
Debt converted to common stock	39,271	39	31,378	43,689	-	-	75,106
Common stock granted to employee	500,000	500	-	-	-	-	500
Common stock cancelled	(1,903,000)	(1,903)	1,903	-	-	-	-
Sale of assets and liabilities Power3	-	-	766,808	-	-	-	766,808
Unrealized securities gain	-	-	-	-	29,250,000	-	29,250,000
Net income	-	-	-	-	-	15,183,641	15,183,641

Balance at June 30, 2004	15,384,275	$ 15,384	$ 2,631,724	$ 47,489	$ 29,250,000	$ 10,793,668	$ 42,738,265

The accompanying Notes are an integral part of these Financial Statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly Advanced Bio/Chem, Inc.)
Statement of Cash Flow
For the six months ended June 30, 2004
(Audited)
(restated)
Six Months Ended
June 30, 2004
Net income	$ 15,183,641
Adjustments to reconcile net loss to net cash used in operating activities
Gain from disposition of assets	(15,531,832)
Stock-based compensation	500
Depreciation and amortization	38,690
Changes in operating assets and liabilities:
Prepaid insurance	3,971
Security deposit	2,968
Accounts payable	(265,953)
Bank line of credit	(150,739)
Credit card debt	(114,530)
Accrued interest	(262,091)
Accrued interest related parties	(62,554)
Project prepayments	(129,577)
Liabilities converted to paid in capital and subscribed stock	785,163
Assets transferred to Power 3 Medical Products, Inc.	223,105
Liabilities due to discontinued operations	46,194
Net cash (used) in operating activities	$ (233,044)
Investing activities
Net cash (used) by investing activities	$ -
Financing activities
Bank overdraft (repayment)	(7,498)
Proceeds from issuance of common stock	420,000
Stock subscriptions	(145,000)
Net cash provided by financing activities	$ 267,502
Net cash increase for period	$ 34,459
Cash at beginning of period	-
Cash at end of period	$ 34,459

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:
Interest paid	$ 17,029

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Debt converted to common stock	$ 31,417
Exchange of fixed assets and intangibles for 15,000,000 shares common
in Power 3 Medical Products, Inc.	$ 13,500,000

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

Net Income (Loss) Per share

Net income (loss) per basic share is computed using the weighted average number of common shares outstanding. Net income (loss) per diluted share is computed using the weighted average common shares and potential common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. There were no warrants or stock options issued and outstanding as of June 30, 2004.

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

As of June 30, 2004, we have issued stock-based payments to our employees valued at $500.

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

NOTE 2. RESTATEMENT OF FINANANCIAL STATEMENTS DUE TO ACCOUNTING ERROR

The Company determined after lengthy discussions with the Company’s auditors and Securities Exchange Commission personnel that it should restate the financial statements for the six months ended June 30, 2004, due to an error in recording the sale of its operating assets under the equity method of accounting instead of recording the transaction as an arms length transaction recognizing the fair market value of the securities received in the transaction. (See Footnote 7 - Mergers and Acquisitions.) The effect of the change required a restatement of the June 30, 2004, financial statements in order to properly reflect the asset value and the related adjustment to discontinuance of operations. The effect of this change was to increase the net income for the period then ended by $15,603,439, increase assets by $42,604,275, decrease liabilities by $2,770,584, and increase shareholders’ equity by $45,374,859. See, also, Note 5 Gain on Discontinuance of Operations.

NOTE 3. LEASES

The Company leased office and laboratory space under an operating lease from Houston Advanced Research Center (“HARC”), a Texas non-profit corporation, in The Woodlands, Texas. Rent was $3,808 per month. The original term of the lease expired and the Company rented on a month-to-month basis until the disposition of the assets to Power 3. Rent expense for 2004 was $39,462 primarily for the HARC lease. Other short-term equipment operating leases were expensed as incurred.

The Company leased laboratory equipment under a three year lease expiring August 30, 2004. The lease had been recorded as a capital lease. $86,000, the fair value at the inception of the lease, had been included on the balance sheet under the caption “Property and equipment,” at June 30, 2003. The Company has transferred this debt along with the assets disposed to Power 3.

NOTE 4. INCOME TAX

Income tax benefits as of June 30, 2004, are calculated as follows:

Book income	$ 15,183,641
Less: Book depreciation	-
Add: Tax depreciation	-

Net income	$ 15,183,641
Effective tax rate	34%

Tax liability	$ 5,162,438
Valuation allowance	(5,162,438)

$ -

During the six month period ended June 30, 2004, the Company recorded a valuation allowance of $5,162,438 on the deferred tax liability to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during 2004.

Tax net operating losses carryforwards as of June 30, 2004, have the following expiration dates:

EXPIRATION DATE	AMOUNT
2024	$ -
2023	$ 2,278,179

The alternative minimum tax (AMT) credit carryforward may be carried forward indefinitely to reduce future regular federal income taxes payable.

The provision for income taxes charged to income from continuing operations for the six month period ended June 30, 2004 consists of the following:

2004
Current tax expense	$ 5,162,438
Deferred tax (benefit)	$ (5,162,438)
Benefit of operating loss carryforwards	$ -0-
Investment tax credits	$ -0-
Total	$ (-0-)

There is a state income tax benefit that could be as high as $108,409 in future state franchise tax savings. This has not been shown as a tax benefit.

NOTE 5. GAIN ON DISCONTINUED OPERATIONS

On May 11, 2004, by unanimous consent of the Board of Directors and a majority of the shareholders of the Company, the Company entered into an Asset Purchase Agreement with Power 3 Medical Products, Inc. Effective May 18, 2004, the purchase agreement was finalized and the assets and certain liabilities were acquired by Power 3 for 15,000,000 shares of common stock of Power 3.

The net liabilities from discontinued operations as of June 30, 2004 consisted of the following:

Excess cash received into the Company’s bank accounts from third parties prior to Power3 establishing its own bank account	$ 46,194

Liabilities due to Power3	$ 46,194

The operating results of this discontinued operation for the six months ended June 30, 2004, consisted of the following:

Revenues	$ 141,362
Operating expenses	(409,470)
Interest expense	(80,083)

Operating (loss)	$ (348,191)
Gain on exchange of operating assets for securities	$15,531,832

Gain on discontinuance of operations	$15,183,641

NOTE 6. SHAREHOLDERS' EQUITY

On March 17, 2003, the board of directors approved a 3 for 1 reverse stock split. All shares have been retroactively restated.

On March 17, 2003, the Company offered a private placement of a minimum of 166,667 of voting post-split shares up to a maximum of 333,333 of voting post-split common stock for an offering price of $2.40 price adjusted per post-split share. 173,968 voting post-split shares were issued under the private placement offering for cash.

Included in the table below are the changes in common shares since December 31, 2003.

Common
Shares
Outstanding common shares at December 31, 2003	11,111,338
Stock granted to employees	500,000
Debt converted to stock	39,271
Stock issued for cash	2,436,666
Stock issued for services	3,200,000
Stock certificates cancelled	(1,903,000)
Outstanding common shares at June 30, 2004	15,384,275

Except as otherwise provided by the Company’s articles of incorporation or Nevada law, each holder of the Common Stock is entitled to one vote for each share held of record on each matter submitted to a vote of stockholders. Holders of the Common Stock have no cumulative voting, conversion, redemption or preemptive rights or other rights to subscribe for additional shares. Each holder of Common Stock is entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available therefore, as well as any distributions to the stockholders and, in the event of liquidation, dissolution or winding up of the Company, is entitled to share ratably in all assets of the Company remaining after payment of liabilities.

NOTE 7. FAIR VALUES OF FINANCIAL INSTRUMENTS

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

Accounts receivable
The carrying amount approximated fair value because of the short maturity of those instruments.

Accounts payable and accrued liabilities
The carrying amount approximates fair value because of the short maturity of those instruments.

Indebtedness
The fair value of the Company’s short and long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates available to the Corporation for debt of the same maturities.

8. SUBSEQUENT EVENTS

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

NOTE 9. COMMITMENTS AND CONTINGENCIES

As previously stated above, on May 18, 2004, the Company sold all of its assets in exchange for fifteen million shares of Power 3 Medical Products, Inc. stock and the assumption of certain liabilities by Power 3 and the repayment of all other indebtedness by certain shareholders of the Company. As such the Company should have had no liabilities as of May 18, 2004. The Company is taking this position based upon advice of legal counsel. If the Company is found to be responsible for the payment of any of these liabilities, it would have indemnification rights against either Power 3 or those certain shareholders who signed the Asset Purchase Agreement.

NOTE 10. UNAUDITED FINANCIAL STATEMENTS AS OF JUNE 30, 2003

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
Shareholders' Equity
Common stock, $0.001 par value,
50,000,000 shares authorized,
9,804,492 shares issued and outstanding
at June 30, 2003, and 3,760,034
shares issued and outstanding at December
31, 2002	9,804
Additional paid-in capital	567,901
Due from officers for stock	(74,206)
Subscribed stock	12,487
Retained (deficit)	(2,683,086)
Total Shareholders' Equity	$ (2,167,099)
TOTAL LIABILITIES & SHAREHOLDERS' Equity	$ 304,641

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