Form 10QSB/A
period 2006-07-28
Industrial Enterprises of America, Inc.
filed 2006-09-13
CIK 1059677

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A
[Amendment No. 2]

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

As of September 11, 2006, 7,618,889 shares of the registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

Explanatory Note

As previously disclosed by Industrial Enterprises of America, Inc., a Nevada corporation (the “Company”), in Amendment No. 1 to the Transition Report on Form 10-KSB for the six months ended June 30, 2004 (the “Transition Report”), filed with the Securities and Exchange Commission (the “SEC”) on September 12, 2006, the Company amended and restated its financial statements, including the notes therein, for the six months ended June 30, 2004, in order to correct an error in recording the sale of its operating assets under the equity method of accounting instead of recording the transaction as an arms length transaction recognizing the fair market value of the securities received in the transaction.   This Amendment No. 2 (this “Amendment No. 2”) to the Quarterly Report on Form 10-QSB for the period ended September 30, 2004 makes the same correction to the Company’s unaudited financial statements for such period.

Pursuant to the rules of the SEC, Item 6, "Exhibits," of Part III of Amendment No. 1 to the Quarterly Report on Form 10-QSB for the period ended September 30, 2004 (“Amendment No. 1”) has been amended to contain updated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

Please note that the Company filed Amendment No. 1 before the filing of the Transition Report; therefore, Amendment No. 1 reflected the Company's financial condition for the nine months ended September 30, 2004, while this Amendment No. 2 relates to the three months ended September 30, 2004. The Company has made changes within this Amendment No. 2 to take account of this discrepancy. Other than discussed above, this Amendment No. 2 only amends Amendment No.1 to reflect the effects of the restatement, and we have not modified or updated other disclosures presented in Amendment No. 1.  Accordingly, this Amendment No. 2 does not reflect events occurring after the filing of Amendment No. 1 and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein.  Information not affected by this Amendment No. 2 is unchanged and reflects the disclosures made at the time of the filing of Amendment No. 1 on January 24, 2005.

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

Income Tax

The Company recognizes deferred tax assets and liabilities based on differences between the financial reporting and tax bases of assets and liabilities using the enacted tax rates and laws that are expected to be in effect when the differences are expected to be recovered. The Company provides a valuation allowance for deferred tax assets for which it does not consider realization of such assets to be more likely than not. Management has determined as of June 30, 2004 that it is not probable that the Company will realize a future tax benefit from its deferred tax assets.

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

Item 2. Management’s Discussion and Analysis or Plan of Operations.

Note Regarding Ciro and ABC Texas

The Company’s discussion and analysis of its financial condition for the three months ended September 30, 2004 treats the assets of Ciro International Inc. (the Company’s predecessor (“Ciro”), as existing prior to the merger (the “Merger”) between Ciro Acquisition Corp., a Texas corporation and a wholly owned subsidiary of Ciro formed for purposes of the Merger (“Ciro Acquisition”), and ABC Texas, consummated pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) among Ciro, Ciro Acquisition (which was inappropriately identified in the Merger Agreement as Advanced Bio/Chem Acquisition Corp. and ABC Texas, on their own, as immaterial, as illustrated in the Company’s unaudited financial statements contained herein. Under the Merger Agreement, Ciro Acquisition merged with and into ABC Texas in a tax free exchange of shares at which time ABC Texas became a wholly owned subsidiary of Ciro. Prior June 12, 2003, the effective date of the Merger, Ciro was in essence a “shell” company since, as of December 31, 2002, all licenses issued by the Company expired. Following the effectiveness of the Merger, the Company became a holding company for ABC Texas and all of the Company’s assets consisted of the assets of ABC Texas. As a result, comparisons of the three months ended March 31, 2004 and 2003 are solely of ABC Texas.

Cash	$ 3,796
Accounts receivable - trade	5,785
Equipment, net of accumulated depreciation	128,881
Patents, net of accumulated amortization	16,844
Leasehold security deposit	2,968

Total Assets disposed of	$ 158,274

Capital leases	147,639
Accounts payable	80,437
Accrued expenses	31,675

Total Liabilities disposed of	$ 259,751

Liabilities due to discontinued operations	$(101,477)

Results of Operations

On May 11, 2004, by unanimous consent of the Board of Directors and a majority of the shareholders of the Company, the Company entered into an Asset Purchase Agreement with Power 3 Medical Products, Inc selling substantially all of the Company’s operations, and operating assets. Effective May 18, 2004, the purchase agreement was finalized and the assets and certain liabilities were acquired by Power 3 for 15,000,000 shares of common stock of Power 3. The transaction is recognized as an arms' length transaction recognizing the fair market value of the securities received in the transaction during the fiscal year ended June 30, 2004, the transition period. (See financials footnote Note 12 - “Mergers and Acquisitions” for further details.)

The operating results of this discontinued operation for the period ended May 17, 2004, consisted of the following:

Revenues	$ 141,362
Operating expenses	(353,291)
Interest expense	(58,221)

Net (loss)	$(270,150)

As a result of this transaction, the Company recorded net income (loss) of $(152,062) and $(1,244,566) for the three month periods ending September 30, 2004 and 2003, respectively. Loss from operations (including discontinued) for the three months ended September 30, 2004 was $(150,049) compared to a loss of $(1,190,317) in the same period in 2003. The decrease is attributed to decreased salaries and contract labor, as well as decreased expenses overall since the sale of operations.

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

Net income (loss) for the three month periods ended September 30, 2004 and 2003, respectively, was $(152,062) and $(1,244,566).

Net income (loss) per share basic and diluted for the three month periods ended September 30, 2004 and 2003, respectively, was $(0.01) and $(0.15) per share.

Liquidity and Capital Resources

The Company had working capital of $34,677 as at September 30, 2004. This compares to a working capital deficit of $(1,977,216) at the fiscal year end, June 30, 2004. The majority of the increase in the deficit is attributed to the asset sale described above.

Net cash used by operations for the three months ended September 30, 2004 was $(196,244) compared to a negative cash flow in the same period in 2003 of $(567,503).

The Company obtained funds to operate in the three months ended September 30, 2004 from the issuance of common stock in the amount of $98,475, stock subscriptions for $50,000 and increased notes payable to shareholders and related parties of $50,000.

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

Dated: September 13, 2006
                            By:   /s/ John D. Mazzuto
John D. Mazzuto, Chief Executive
Officer, President, Assistant Secretary and Director

Dated: September 13, 2006
                            By:   /s/ James W. Margulies
James W. Margulies, Chief Financial Officer

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly Advanced Bio/Chem, Inc.)
Balance Sheet
September 30, 2004
(unaudited)
(restated)

ASSETS
Current Assets
Cash	$ 36,690
Due from Power 3 Medical Products, Inc.	97,716
Allowance for doubtful account	(97,716)
Total Current Assets	36,690
Investment in common stock	33,450,000
TOTAL ASSETS	$ 33,486,690

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accrued interest payable shareholders	$ 2,013
Total Current Liabilities	$ 2,013
Long Term Liabilities
Notes payable related parties and shareholders	50,000
Total Long Term Liabilities	$ 50,000
Total Liabilities	$ 52,013
Shareholders' Equity
Common stock, $0.001 par value,
50,000,000 shares authorized,
18,577,750 shares issued and outstanding
at September 30, 2004	18,578
Additional paid-in capital	2,727,006
Subscribed stock	97,489
Unrealized securities gain	19,950,000
Retained earnings	10,641,604
Total Shareholders' Equity	$ 33,434,677
TOTAL LIABILITIES & SHAREHOLDERS' Equity	$ 33,486,690

See accompanying footnotes to financial statements. F-1

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly Advanced Bio/Chem, Inc.)
Statements of Operations
(unaudited)
(restated)

	Three Months Ended
	September 30, 2004	September 30, 2003

Revenues	$ -	$ 25,399

Expenses:
Selling, general & administrative	118,549	79,807
Salaries and contract labor	31,000	1,029,094
Depreciation and amortization	-	23,318
Legal and professional fees	500	83,497
Total Expenses	$ 150,049	$ 1,215,716
(Loss) from operations	$ (150,049)	$ (1,190,317)

Interest expense	2,013	54,249

Net income (loss)	$ (152,062)	$ (1,244,566)

Net income (loss) per share basic and diluted	$ (0.01)	$ (0.15)

Weighted average number of common shares outstanding	15,186,421	8,543,818

See accompanying footnotes to financial statements. F-2

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly Advanced Bio/Chem, Inc.)
Statements of Cash Flows
(unaudited)
(restated)

	Three Months Ended
	September 30, 2004	September 30, 2003
Net income (loss)	$ (152,062)	$ (1,244,566)
Non-cash items
Depreciation and amortization	-	23,318
Allowance for doubtful account	97,716	-
Stock based compensation	-	660,000
Net changes in working capital accounts
Accounts receivable	-	(2,755)
Due from Power 3 Medical Products, Inc.	(143,911)	-
Prepaid expenses	-	966
Accounts payable	-	82,717
Bank credit card debt	-	(560)
Accrued interest	-	31,995
Accrued interest related parties	2,013	12,096
Accrued expenses	-	216,859
Deferred revenues	-	(5,000)
Net cash used by operating activities	(196,244)	(224,930)
Financing activities
Proceeds from bank line of credit	-	20,562
Payments towards bank line of credit	-	(14,892)
Proceeds from issuance of debt	-	55,000
Principal payments on notes payable	-	(1,658)
Proceeds from note payable shareholders and related parties	50,000	-
Proceeds from issuance of common stock	98,475	32,000
Stock subscriptions	50,000	100,000
Net cash provided by Financing Activities	$ 198,475	$ 191,012
Net cash increase for period	$ 2,231	$ (33,918)
Cash at beginning of period	34,459	68,171
Cash at end of period	$ 36,690	$ 34,253

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:

Interest paid	$ -	$ 58,827

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt converted to common stock	$ -	$ 10,000
Accrued interest converted to stock	$ -	$ 2,487
Accrued interest - notes payable capitalized	$ -	$ 13,354
Accrued interest - notes payable shareholders capitalized	$ -	$ 19,248
Stock issued for services	$ -	$ 660,000

See accompanying footnotes to financial statements. F-3

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly Advanced Bio/Chem, Inc.)
Notes to Interim Financial Statements
(restated)

Note 1 - Basis of presentation

Effective April, 2003, the Company elected to file as a non-reporting entity in accordance with Rule 12g-4 of the Securities Exchange Act of 1934. The Company has currently elected to reinstate as a filing entity and, as such, reference to year-end financial statements should be referred to the Company’s Form 10-KSB for the fiscal year ended June 30, 2004.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s June 30, 2004 Form 10-KSB.

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Restatement of financial statements due to accounting error

After lengthy discussions with the Securities and Exchange Commission personnel and the Company’s auditors, the Company has determined that it should restate the financial statements for the three months ended September 30, 2004, due to an error in recording the sale of its operating assets under the equity method of accounting instead of recording the transaction as an arms length transaction recognizing the fair market value of the securities received in the transaction during the fiscal year ended June 30, 2004, the transition period. (See Footnote 12 - Mergers and Acquisitions.) The effect of the change required a restatement of the September 30, 2004, financial statements in order to properly reflect the asset value and the related adjustment to current and prior period earnings. The effect of this change was to increase the net loss for the period ended September 30, 2004, by $34,971, increase assets by $33,304,275, decrease total liabilities by $2,691,791, and increase shareholders’ equity by $35,996,066.

Note 3 - Going concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. Management is seeking business opportunities as discussed in Note 13 - Subsequent Events. Management believes these factors will contribute toward achieving profitability. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 - Earnings per share

Basic earnings per share (EPS) includes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. There are no warrants or options outstaned as of September 30, 2004 and September 30, 2003.

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

	For the Three Months Ended September 30th
	2004	2003
Net income (loss), as reported	$(152,062)	$(1,244,566)
Less compensation cost determined under the fair value method	-	-
Pro forma net income (loss)	$(152,062)	$(1,244,566)

Basic and dilutive (loss) per share:
As reported	$ (0.01)	$ (0.15)
Pro forma	$ (0.01)	$ (0.15)

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

Kamy Behzadi, former Vice-President Product and Business Development, was granted 500,000 shares of common stock on May 13, 2004, for a charge of $500 against operations for the quarter ended June 30, 2004. Mr. Behzadi resigned from the Company effective May 16, 2004, and accepted a similar position with Power 3 Medical Products, Inc. (See additional footnote disclosure for Power 3 at Footnote 12, Mergers and Acquisitions.)

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of September 30, 2004 are as follows:

Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.00	-0-	-0-	$0.00	-0-	$0.00

Summary of Options Granted and Outstanding:

	For the three months ended September 30
	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of period	200,000	$ 0.80	-	$ -
Granted	-	$ -	200,000	$ 0.80
Cancelled	(200,000)	$ (0.80)	-	$ -
Outstanding at end of period	-	$ -	200,000	$ 0.80

The following table summarizes the pro forma operating results of the Company for September 30, 2004, had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

Proforma net income (loss) available to common stockholders	$ (152,062)

Proforma basic and diluted loss per share	$ (0.01)

A summary of warrant activity for the three months ended September 30, 2004, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

Outstanding at June 30, 2004	2,500,000	$ 0.50	2,500,000	$0.50
Warrants cancelled	(2,500,000)	$(0.50)	(2,500,000)	$(0.50)
Granted	-	-	-	-
Outstanding at September 30, 2004	-		-

Note 6 - Shareholder and related party debt

The Company received $50,000 convertible debt from a shareholder. The note bears interest at the rate of 18% and matures October 18, 2005. There was an outstanding balance as of September 30, 2004, of $50,000. The note is convertible into the Company’s common stock, par value $.001 per share at the lesser of (i) $0.10 per share or (ii) sixty-five (65%) percent of the average closing price of the common shares for the five (5) trading days prior to the date of the conversion provided, however, the Payee does not become the beneficial owner of ten (10%) percent or more of the voting securities of the Company, or otherwise be considered an “affiliate” of the Company. The Company shall not be obligated to issue the common stock in such an event.

The Company recorded interest expense totaling $2,013 and $54,249 for the three months ended September 30, 2004 and 2003, respectively.

Note 7 - Due from Power 3 Medical Products, Inc.

In May 2004, the Company entered into an Asset Purchase Agreement (the “Agreement”), among the Company, Power3, and Steven B. Rash and Ira Goldknopf (collectively, the "Shareholders"). The sale was approved by the Company’s shareholders by proxy. As provided in the Agreement, the Company sold to Power3 all of the Company’s assets in consideration for 15,000,000 shares of the common stock, par value $.001 per share, of Power3. The assets disposed of by the Company included all tangible personal property, intellectual property, rights in contracts that the Company is a party to, along with intangible property, including goodwill. In consideration for the benefits that they received by virtue of the transaction, each of the Shareholders agreed to make the representations, warranties, and indemnifications in the Agreement jointly and severally, along with the Company, and each of the Shareholders agreed to enter into and be bound by a Non-Competition Agreement and an Employment Agreement containing, among other things, covenants respecting confidentiality, non-competition and non-solicitation. The terms of the Agreement were determined by arms' length negotiations between the parties. Various amounts were expended subsequent to the transaction that are deemed to be the responsibility of Power3 et al. The total of those amounts are $97,715. Due to the nature of the ongoing discussions with the management team at Power3, this receivable has been determined to be impaired and a like amount has been recorded as Bad Debt.

Note 8 - Changes in common shares outstanding

Included in the table below are the changes in common shares since June 30, 2004. See Note 12 for discussion of mergers and acquisitions affecting common shares.

Common
Shares
Outstanding common shares at June 30, 2004	15,384,275
Stock issued for cash	193,475
Stock issued for services	3,000,000
Outstanding common shares at September 30, 2004	18,577,750

Note 9 - Stock subscriptions

A subscription for 1,000,000 shares of the common stock of the Company at $0.05 has been paid. Also, a debt of $43,689 incurred during the year ended June 30, 2004, was agreed to be converted to common stock. In addition, services valued at $3,800 rendered under consulting agreements during the fiscal year ended June 30, 2004, are to be settled with common stock. As of 09-30-04, the total value of these subscriptions for common stock was $97,489.

Note 10 - Investment in common stock

The following table shows the Company’s fair market value method of investments’ gross unrealized gains and fair value, aggregated by length of time that individual securities have been in a continuous unrealized gain position, at September 30, 2004:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Gains	Fair Value	Unrealized Losses	Fair Value	Unrealized Gains
Investments in equity securities carried at fair market value	$33,450,000	$19,950,000	$ -0-	$ -0-	$33,450,000	$19,950,000

The aggregate fair market value of the Company’s investments totaled $33,450,000 at September 30, 2004. The investments were evaluated for impairment pursuant to FAS-107, Disclosures about Fair Value of Financial Instruments, and the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments.

Note 11 - Unrealized securities gains

The Company classifies its debt and marketable equity securities into held-to-maturity, trading, or available-for-sale categories. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity. The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. Gains or losses on securities sold are based on the specific identification method.

Note 12 - Mergers and acquisitions

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

On May 18, 2004, all fixed assets and intellectual property were acquired by Power 3 Medical Products, Inc. (Power 3), a Nevada corporation, for 15,000,000 restricted shares of Power 3 common stock, plus employment of certain of the Company’s employees, and assumption of liabilities of the Company.

Note 13 - Subsequent events

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