Form 10QSB/A
period 2006-07-28
Industrial Enterprises of America, Inc.
filed 2006-09-13
CIK 1059677

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
Amendment No. 1

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended	December 31, 2004

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act For the Transition Period from ________ to ___________

Commission File Number: 000-30646

Industrial Enterprises of America, Inc.
(formerly known as Advanced Bio/Chem, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	13-3963499
(State or jurisdiction of incorporation	(I.R.S. Employer Identification No.)
or organization)

711 Third Avenue, Suite 1505, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(Registrant’s telephone number, including area code)	(212) 490-3100

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

Explanatory Note

As previously disclosed by Industrial Enterprises of America, Inc., a Nevada corporation (the “Company”), in Amendment No. 1 to the Transition Report on Form 10-KSB for the six months ended June 30, 2004, filed with the Securities and Exchange Commission (the “SEC”) on September 12, 2006, the Company amended and restated its financial statements, including the notes therein, for the six months ended June 30, 2004, in order to correct an error in recording the sale of its operating assets under the equity method of accounting instead of recording the transaction as an arm’s length transaction recognizing the fair market value of the securities received in the transaction. This Amendment No. 1 (this “Amendment”) to the Quarterly Report on Form 10-QSB for the period ended December 31, 2004 makes the same correction to the Company’s unaudited financial statements for such period.

Pursuant to the rules of the SEC, Item 13, "Exhibits," of Part III of the original Quarterly Report on Form 10-QSB for the period ended December 31, 2004 (the “Original Filing”) has been amended to contain updated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment only amends and restates the Items described above to reflect the effects of the restatement, and we have not modified or updated other disclosures presented in our Original Filing. Accordingly, this Amendment does not reflect events occurring after the filing of the Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein. Information not affected by this Amendment is unchanged and reflects the disclosures made at the time of the Original Filing on April 1, 2005.

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

The following is a summary of the operating results of EMC since acquisition that has been included in the Company’s three and six months ended December 31, 2004 statement of operations in this quarterly report on Form 10-QSB:

EMC
From October 7 to
December 31, 2004
Net sales	$ 1,348,787
Cost of goods sold	1,126,505
Gross profit	$ 222,282
Selling and administrative expenses	$ 11,488
Salaries and contract labor	146,028
Depreciation and amortization	5,971
Legal and professional	42,781
Total expenses	$ 206,268
Net income from operations	$ 16,014
Interest expense	$ 43,286
(Loss) before income taxes
and discontinued operations	$ (27,272)
Gain on discontinued operations	$ -
(Loss) before income taxes	$ (27,272)
Income tax (benefit) expense	$ (9,338)
Net (loss)	$ (17,934)

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

The following are selected financial data for Transition 2004 and the comparable six-month period of the prior year:

	ILNP	EMC	Combined
	December 31, 2004	December 31, 2004	December 31, 2004
	(Six months) (as adjusted)	(Six months) (as adjusted	(Six months) (as adjusted)
Net sales	$ -	$ 2,289,728	$ 2,289,728
Cost of goods sold	-	1,873,385	1,873,385
Gross profit	$ -	$ 416,343	$ 416,343
Selling and administrative expenses	$ 119,867	$ 145,613	$ 265,480
Salaries and contract labor	33,228	146,028	179,256
Depreciation and amortization	-	4,056	4,056
Legal and professional	936,898	85,781	1,022,679
Total expenses	$ 1,089,993	$ 381,478	$ 1,471,471
Net income (loss) from operations	$ (1,089,993)	$ 34,865	$ (1,055,128)
Interest expense	$ 117,909	$ 80,047	$ 197,956
(Loss) before income taxes
and discontinued operations	$ (1,207,902)	$ (45,182)	$ (1,253,084)
Gain on discontinued operations	$ -	$ -	$ -
Income before income taxes	$ (1,207,902)	$ (45,182)	$ (1,253,084)
Income tax benefit	$ -	$ 18,073	$ 18,073
Net income	$ (1,207,902)	$ (27,109)	$ (1,235,011)

The following is the pro-forma operating results for the six months ended December 31, 2003 assuming EMC had been included in the operating results of the Company during that period.

	ILNP	EMC	Combined
	December 31, 2003	December 31, 2003	December 31, 2003
	(Six months) (as adjusted)	(Six months) (as adjusted)	(Six months) (as adjusted)
Net sales	$ 86,320	$ 1,684,267	$ 1,770,587
Cost of goods sold	-	1,288,120	1,288,120
Gross profit	$ 86,320	$ 396,147	$ 482,467
Selling and administrative expenses	$ 95,855	$ 165,862	$ 261,717
Salaries and contract labor	1,416,885	133,800	1,550,685
Depreciation and amortization	46,637	5,516	52,153
Legal and professional	111,418	138,000	249,418
Total expenses	$ 1,670,795	$ 443,178	$ 2,113,973
Net (loss) from operations	$ (1,584,475)	$ (47,031)	$ (1,631,506)
Interest expense	$ 122,097	$ 63,458	$ 185,555
(Loss) before income taxes
and discontinued operations	$ (1,706,572)	$ (110,489)	$ (1,817,061)
Gain on discontinued operations	$ -	$ -	$ -
(Loss) before income taxes	$ (1,706,572)	$ (110,489)	$ (1,817,061)
Income tax expense	$ -	$ (44,195)	$ (44,195)
Net (loss)	$ (1,706,572)	$ (66,294)	$ (1,772,866)

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

Total operating expenses for the three-month period ended December 31, 2004 was $1,236,967. Of this amount, $209,268 was due to EMC’s operations and the balance, or $1,027,699, was due to ILNP corporate. The greater majority of these corporate expenses pertained to legal and professional fees of $901,937, arising from the acquisition of EMC and the reorganization of the Company. The operating expenses in the same three-month period in the prior year were $455,079. Salary and contract labor accounted for $387,791 of this total. Interest expenses for the three months ended December 31, 2004 and 2003 was $52,311 and $67,848, respectively. Interest expense in the three months ended December 31, 2004 pertaining to the EMC operation was $43,286.

The result of the above was a net loss for the three months ended December 31, 2004 of $(1,054,658), compared to a loss of $(462,006) in the same period in 2003.

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

Total operating expenses for the six-month period ended December 31, 2004 was $1,387,015. Of this amount, $209,268 was due to EMC’s operations and the balance, or $1,177,747, was due to ILNP corporate. The greater majority of these corporate expenses pertained to legal and professional fees of $924,085, arising from the acquisition of EMC and the reorganization of the Company. The operating expenses in the same six-month period in the prior year were $1,670,795. Salary and contract labor accounted for $1,416,885 of this total. Included in the six month amounts in 2003 was a current period expense of $660,000 for the stock grant of 825,000 shares (at $0.80 per share) to the former CEO of the Company. In addition, an additional 200,000 shares (at $0.80 per share) was promised under an option agreement entered into on September 5, 2003 but not yet executed; nor are they anticipated to be executed since the officer is no longer employed by the Company.

Interest expenses for the six months ended December 31, 2004 and 2003 was $54,324 and $122,097 respectively. Interest expense in the six month ended December 31, 2004 pertaining to the EMC operation was $43,286.

The result of the above was a net loss for the six months ended December 31, 2004 of $(1,206,719) compared to a loss of $(1,706,572) in the same period in 2003.

Net (loss) income per share basic and diluted for the three and six months ended December 31, 2004 was $(0.06) and $(0.07) per share respectively in each of the periods, compared to $(0.04) and $(0.16) in the same respective periods in 2003.

Liquidity and Capital Resources:

The Company had a working capital deficit of $(203,578) as at December 31, 2004. This compares to a working capital deficit of $(1,977,216) as at December 31, 2003.

Net cash (used) by operations for the six months ended December 31, 2004 was $(783,980), compared to a negative cash flow in the same period in 2003 of $(443,275). The majority of the increase is attributable to the decrease in losses for the comparable periods offset by the non cash requirement generated from stock based compensation in the 2003 period.

The Company obtained funds to operate in the six months ended December 31, 2004 from the issuance of common stock and subscriptions in the amount of $323,000 and increased notes payable and bank debt of approximately $403,356.

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

PART II
Item 1. Legal Proceedings.

As of December 31, 2004, the Company was neither a party nor was any of its properties subject to any legal proceedings.

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

Industrial Enterprises of America, Inc.
(Registrant)
Date: September 13, 2006
By:    /s/ John D. Mazzuto
John D. Mazzuto
Chief Executive Officer, President, Assistant Secretary and Director

Date: September 13, 2006
By:     /s/ James W. Margulies
James W. Margulies
Chief Financial Officer

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Balance Sheet
December 31, 2004
(Unaudited)
(restated)

ASSETS
Current Assets
Cash	$10,904
Accounts receivable	929,330
Other receivable	104,272
Allowance for doubtful account	(104,272)
Inventory	655,913
Prepaid expenses	13,632
Total Current Assets	$1,609,779
Investment in common stock	12,750,000
Property, plant and equipment net of accumulated depreciation	100,043
Other Assets	100,000
Goodwill	418,029
TOTAL ASSETS	$14,977,851

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Bank line of credit	$680,804
Accounts payable	521,812
Other payable	6,794
Accrued interest payable related parties	11,038
Accrued expenses	592,908
Total Current Liabilities	$1,813,356
Long Term Liabilities
Notes payable related parties and shareholders	300,000
Other debt	53,740
Deferred taxes	92,099
Total Long Term Liabilities	$445,839
Total Liabilities	$2,259,195

Shareholders' Equity
Common stock, $0.001 par value,
50,000,000 shares authorized,
18,577,750 shares issued and outstanding
at December 31, 2004	18,578
Additional paid-in capital	2,692,169
Subscribed stock	1,170,962
Unrealized security (losses)	(750,000)
Retained earnings	9,586,947
Total shareholders' equity	$12,718,656
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$14,977,851

See accompanying footnotes to financial statements.

 INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statement of Operations
(Unaudited)
(restated)

	Three Months Ended		Six Months Ended
	December 31, 2004	December 31, 2003	December 31, 2004	December 31, 2003

Revenues	$ 1,348,787	$ 60,921	$ 1,348,787	$ 86,320

Cost of Goods Sold	1,126,505	-	1,126,505	-

Gross Profit	$ 222,282	$ 60,921	$ 222,282	$ 86,320

Expenses:
Selling, general & administrative	$ 171,948	$ 16,048	$ 193,632	$ 95,855
Doubtful account expense	6,556	-	104,272	-
Salaries and contract labor	107,774	387,791	116,274	1,416,885
Depreciation and amortization	5,971	23,319	5,971	46,637
Legal and professional fees	944,718	27,921	966,866	111,418
Total Expenses	$ 1,236,967	$ 455,079	$ 1,387,015	$ 1,670,795
(Loss) from operations	$ (1,014,685)	$ (394,158)	$ (1,164,733)	$ (1,584,475)

Interest expense	52,311	67,848	54,324	122,097
Net (Loss) from operations	$ (1,066,996)	$ (462,006)	$ (1,219,057)	$ (1,706,572)

Miscellaneous income	3,000	-	3,000	-
Provision for income taxes	9,338	-	9,338	-

Net income (loss)	$ (1,054,658)	$ (462,006)	$ (1,206,719)	$ (1,706,572)

Net income (loss) per share basic and diluted	$ (0.06)	$ (0.04)	$ (0.07)	$ (0.16)

Weighted average number of common shares outstanding	18,577,750	10,452,688	18,108,344	10,472,114

See accompanying footnotes to financial statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statement of Cash Flows
(Unaudited)
(restated)

	Six Months Ended
	December 31, 2004	December 31, 2003

Operating activities
Net (loss)	$ (1,206,719)	$ (1,706,572)
Non-cash items
Depreciation and amortization	5,971	46,636
Stock based compensation	-	734,206
Net changes in working capital accounts
Accounts receivable	(284,619)	840
Other receivable	(150,466)	-
Inventory	41,128	-
Prepaid expenses	77,435	(2,361)
Accounts payable	10,474	105,013
Bank credit cards payable	-	(550)
Related party payable	6,794	(37,966)
Accrued interest	-	60,730
Accrued interest payable related party	11,038	(7,694)
Current portion notes payable	100,638	(67,830)
Accrued expenses	545,932	317,524
Deferred revenues	-	114,749
Net cash (used) by operating activities	$ (842,394)	$ (443,275)

Investing activities
Additions to property, plant and equipment	(5,264)	-
Other	(1,013)	-
Net cash (used) by investing activities	$ (6,277)	$ -

Financing activities
Bank overdraft	-	7,498
Bank line of credit	103,356	6,642
Notes payable	-	58,307
Notes payable related party and shareholders	300,000	(1,856)
Common stock issued	8,000	317,000
Stock subscriptions	315,000	(12,487)
Net cash provided by Financing Activities	$ 726,356	$ 375,104
Net cash (decrease) for period	$ (122,315)	$ (68,171)

Cash at beginning of period	133,219	68,171
Cash at end of period	$ 10,904	$ -

See accompanying footnotes to financial statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statement of Cash Flows
(Unaudited)
(restated)
(continued)

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:

Interest paid	$ 43,286	$ 58,827
Provision for income taxes	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt converted to common stock	$ 70,404	$ 10,000
Accrued interest converted to stock	$ 20,071	$ 2,487
Accrued interest - notes payable capitalized	$ -	$ 13,354
Accrued interest - notes payable shareholders capitalized	$ -	$ 19,248
Stock issued for EMC Packaging, Inc. acquisition	$ 808,474	$ -
Stock issued for services	$ -	$ 660,000

See accompanying footnotes to financial statements.

Note 1 - Basis of presentation

Effective February 11, 2005, the Company changed its name to Industrial Enterprises of America, Inc. from Advanced Bio/Chem, Inc.

Effective April, 2003, the Company elected to file as a non-reporting entity in accordance with Rule 12g-4 of the Securities Exchange Act of 1934. The Company has currently elected to reinstate as a filing entity and, as such, reference to year-end financial statements should be referred to the Company’s Amended Form 10-KSB/A for the fiscal year ended June 30, 2004.

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s amended 2004 Form 10-KSB/A.

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

(Unaudited)
	ILNP	EMC	Combined
	December 31, 2004	December 31, 2004	December 31, 2004
	(Six months)	(Six months)	(Six months)
Net sales	$ -	$ 2,289,728	$ 2,289,728
Cost of goods sold	-	1,873,385	1,873,385
Gross profit	$ -	$ 416,343	$ 416,343
Selling and administrative expenses	$ 117,390	$ 145,613	$ 263,003
Doubtful account expense	104,272	-	104,272
Salaries and contract labor	32,000	146,028	178,028
Depreciation and amortization	-	4,056	4,056
Legal and professional	924,085	85,781	1,009,866
Total expenses	$ 1,177,747	$ 381,478	$ 1,559,225
Net income (loss) from operations	$ (1,177,747)	$ 34,865	$ (1,142,882)
Interest expense	$ 11,038	$ 80,047	$ 91,085
(Loss) before income taxes	$ (1,188,785)	$ (45,182)	$ (1,233,967)
Income tax expense	$ -	$ -	$ -
Net (loss)	$ (1,188,785)	$ (45,182)	$ (1,233,967)

(Unaudited)
	ILNP	EMC	Combined
	December 31, 2003	December 31, 2003	December 31, 2003
	(Six months)	(Six months)	(Six months)
Net sales	$ 86,320	$ 1,684,267	$ 1,770,587
Cost of goods sold	-	1,288,120	1,288,120
Gross profit	$ 86,320	$ 396,147	$ 482,467
Selling and administrative expenses	$ 95,855	$ 165,862	$ 261,717
Salaries and contract labor	1,416,885	133,800	1,550,685
Depreciation and amortization	46,637	5,516	52,153
Legal and professional	111,418	138,000	249,418
Total expenses	$ 1,670,795	$ 443,178	$ 2,113,973
Net (loss) from operations	$ (1,584,475)	$ (47,031)	$ (1,631,506)
Interest expense	$ 122,097	$ 63,458	$ 185,555
(Loss) before income taxes
and discontinued operations	$ (1,706,572)	$ (110,489)	$ (1,817,061)
Gain on discontinued operations	$ -	$ -	$ -
Loss before income taxes	$ (1,706,572)	$ (110,489)	$ (1,817,061)
Income tax expense	$ -	$ -	$ -
Net (loss)	$ (1,706,572)	$ (110,489)	$ (1,817,061)

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Restatement of financial statements due to accounting error

After lengthy discussions with the Securities and Exchange Commission personnel and the Company’s auditors, the Company has determined that it should restate the financial statements for the six months ended December 31, 2004, due to an error in recording the sale of its operating assets under the equity method of accounting instead of recording the transaction as an arms length transaction recognizing the fair market value of the securities received in the transaction during the fiscal year ended June 30, 2004, the transition period. (See Footnote 13 - Mergers and Acquisitions.) The effect of the change required a restatement of the December 31, 2004, financial statements in order to properly reflect the asset value and the related adjustments to current and prior period earnings. The effect of this change reduced the net loss for the period ended December 31, 2004, by $19,116, increased assets by $12,604,279, decreased total liabilities by $2,756,354, and increased shareholders’ equity by $15,360,633.

Note 3 - Going Concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 - Earnings per share

Basic earnings per share (EPS) includes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. There are warrants to issue an additional 7,500,000 shares as of December 31, 2004, and no warrants or options as of December 31, 2003. None of the warrants have been exercised as of December 31, 2004. (See Note 5 -- Warrants and Options)

Note 5 - Warrants and options

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

	For the Three Months Ended December 31st
	2004	2003
Net (loss), as reported	$(1,054,658)	$(462,006)
Less compensation cost determined under the fair value method	-	-
Pro forma net (loss)	$(1,054,658)	$(462,006)

Basic and dilutive (loss) per share:
As reported	$ (0.06)	$ (0.04)
Pro forma	$ (0.06)	$ (0.04)

	For the Six Months Ended December 31st
	2004	2003
Net (loss), as reported	$(1,206,719)	$(1,706,572)
Less compensation cost determined under the fair value method	-	-
Pro forma net (loss)	$(1,206,719)	$(1,706,572)

Basic and dilutive (loss) per share:
As reported	$ (0.07)	$ (0.16)
Pro forma	$ (0.07)	$ (0.16)

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

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation prescribed therein are shown below. In connection with acquisition of EMC Packaging, Inc. to retain the staff and management of EMC Packaging, Inc., the Company issued 2,600,000 option shares convertible into one (1) common share per option of the Company. The options have an exercise price of $0.50 per share and a term of 5 years. The fair value of the options has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.07. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 7%, zero dividend yield, volatility of the Company's common stock of 50% and an average remaining life of the warrants of 4.8 years. Exercise prices and weighted-average contractual lives of stock options outstanding as of December 31, 2004 are as follows:

Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.50	2,600,000	4.25	$0.50	2,600,000	$0.50

Summary of Options Granted and Outstanding:

	For the six months ended December 31
	2004		2003
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of period	200,000	$ 0.80	-	$ -
Granted	2,600,000	$ 0.50	200,000	$ 0.80
Cancelled	(200,000)	$ (0.80)	-	$ -
Outstanding at end of period	2,600,000	$ 0.50	200,000	$ 0.80

The following table summarizes the pro forma operating results of the Company for December 31, 2004, had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

Pro forma net (loss) available to common stockholders	$ (1,206,719)

Pro forma basic and diluted loss per share	$ (0.07)

A summary of warrant activity for the six months ended December 31, 2004, is as follows:
	Number of Warrants	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

Outstanding at June 30, 2004	2,500,000	$ 0.50	2,500,000	$0.50
Warrants cancelled	(2,500,000)	$(0.50)	(2,500,000)	$(0.50)
Warrants granted	7,500,000	$0.30	7,500,000	$0.30
Outstanding at December 31, 2004	7,500,000		7,500,000

At December 31, 2004, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

Warrants Outstanding			Warrants Exercisable
	Weighted Average	Weighted Average		Weighted Average
Number of Warrants	Exercise Price	Remaining Contractual Life	Number of Warrants	Exercise Price
2,500,000	$0.50	5.83 yrs	2,500,000	$0.50
7,500,000	$0.20	4.92 yrs	7,500,000	$0.20

The Company has issued 7,500,000 warrants since the year ended June 30, 2004, at the rate of one warrant for each common share. The warrants have an exercise price range of $0.20 to $0.50 per share and a term ranging from 5 to 6 years. The fair value of the warrants has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.12. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 7%, zero dividend yield, volatility of the Company's common stock of 50% and an average remaining life of the warrants of 5.2 years.

Note 6 - Shareholder and related party debt

The Company received $250,000 convertible debt from a shareholder during the quarter ended December 31, 2004. The notes bear interest at the rate of 18% and matures in November, 2007. The total outstanding balance as of December 31, 2004, was $300,000. The notes are convertible into the Company’s common stock, par value $.001 per share at the lesser of (i) $0.10 per share or (ii) sixty-five (65%) percent of the average closing price of the common shares for the five (5) trading days prior to the date of the conversion provided, however, the Payee does not become the beneficial owner of ten (10%) percent or more of the voting securities of the Company, or otherwise be considered an “affiliate” of the Company. The Company shall not be obligated to issue the common stock in such an event.

The Company recorded interest expense totaling $54,324 and $122,097 for the six months ended December 31, 2004 and 2003, respectively.

Note 7 - Due from Power 3 Medical Products, Inc.

In May 2004, the Company entered into an Asset Purchase Agreement (the “Agreement”), among the Company, Power3, and Steven B. Rash and Ira Goldknopf (collectively, the "Shareholders"). The sale was approved by the Company’s shareholders by proxy. As provided in the Agreement, the Company sold to Power3 all of the Company’s assets in consideration for 15,000,000 shares of the common stock, par value $.001 per share, of Power3. The assets disposed of by the Company included all tangible personal property, intellectual property, rights in contracts that the Company is a party to, along with intangible property, including goodwill. In consideration for the benefits that they received by virtue of the transaction, each of the Shareholders agreed to make the representations, warranties, and indemnifications in the Agreement jointly and severally, along with the Company, and each of the Shareholders agreed to enter into and be bound by a Non-Competition Agreement and an Employment Agreement containing, among other things, covenants respecting confidentiality, non-competition and non-solicitation. The terms of the Agreement were determined by arms' length negotiations between the parties. Various amounts were expended subsequent to the transaction that are deemed to be the responsibility of Power3 et al. The total of those amounts are $104,272. Due to the nature of the ongoing discussions with the management team at Power3, this receivable has been determined to be impaired and a like amount has been recorded as Bad Debt.

Note 8 - Changes in common shares outstanding

Included in the table below are the changes in common shares since June 30, 2004. See Note 6 for discussion of mergers and acquisitions affecting common shares.

Common
Shares
Outstanding common shares at June 30, 2004	15,384,275
Debt converted to stock	113,475
Stock issued for services	3,000,000
Stock issued for cash	80,000
Outstanding common shares at December 31, 2004	18,577,750

Note 9 - Commitments and contingencies

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

Note 10 - Stock subscriptions

A subscription for 1,000,000 shares of the common stock of the Company at $0.05 has been paid. A subscription for 100,000 shares of common stock at $0.15 has been paid. A subscription for 1,437,500 shares of common stock at $0.17 has been paid. Also, a debt of $43,689 incurred during the year ended June 30, 2004, was agreed to be converted to common stock. In addition, services valued at $3,800 rendered under consulting agreements during the fiscal year ended June 30, 2004, are to be settled with common stock. Further, as a condition to the acquisition of EMC Packaging, 2,296,800 shares of common stock valued at $808,474 has been set aside for the former owners of EMC. As of December 31, 2004, the total value of these subscriptions for common stock was $1,170,962.

F-10

Note 11 - Investment in common stock

The following table shows the Company’s fair market value method of investments’ gross unrealized losses and fair value, aggregated by length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2004:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investments in equity securities carried at fair market value	$12,750,000	$(750,000)	$ -0-	$ -0-	$12,750,000	$(750,000)

The aggregate fair market value of the Company’s investments totaled $12,750,000 at December 31, 2004. The investments were evaluated for impairment pursuant to FAS-107, Disclosures about Fair Value of Financial Instruments, and the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments.

Note 12 - Unrealized securities losses

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

Note 13 - Mergers and acquisitions

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