Form 10QSB/A
period 2006-07-31
Industrial Enterprises of America, Inc.
filed 2006-09-14
CIK 1059677

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
Amendment No. 2

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2005

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act For the Transition Period from ________ to ___________

Commission File Number: 000-30646

Industrial Enterprises of America, Inc.
(formerly known as Advanced Bio/Chem, Inc.)
(Exact name of registrant as specified in its charter)

Nevada	13-3963499
(State or jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

711 Third Avenue, Suite 1505, New York, NY	10017
(Address of principal executive offices)	(Zip Code)

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

As of September 11, 2006 7,618,889 shares of the registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

Explanatory Note

As previously disclosed by Industrial Enterprises of America, Inc., a Nevada corporation (the “Company”), in Amendment No. 1 to the Transition Report on Form 10-KSB for the six months ended June 30, 2004, filed with the Securities and Exchange Commission (the “SEC”) on September 12, 2006, the Company amended and restated its financial statements, including the notes therein, for the six months ended June 30, 2004, in order to correct an error in recording the sale of its operating assets under the equity method of accounting instead of recording the transaction as an arm’s length transaction recognizing the fair market value of the securities received in the transaction.   This Amendment No. 2 (this “Amendment No. 2”) to the Quarterly Report on Form 10-QSB for the period ended March 31, 2005 makes the same correction to the Company’s unaudited financial statements for such period.

Pursuant to the rules of the SEC, Item 6, "Exhibits," of Part III of Amendment No. 1 to the Quarterly Report on Form 10-QSB for the period ended March 31, 2005 (the “Original Filing”), has been amended to contain updated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 2 only amends and restates the Items described above to reflect the effects of the restatement, and we have not modified or updated other disclosures presented in our Original Filing.  Accordingly, this Amendment No. 2 does not reflect events occurring after the filing of the Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein.  Information not affected by this Amendment No. 2 is unchanged and reflects the disclosures made at the time of the Original Filing on June 3, 2005.

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

Item 1. Financial Statements.

Critical Accounting Policies

The Company believes that the following critical accounting policies reflect its more significant judgments and estimates used in the preparation of its consolidated financial statements.

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

Total operating expenses for the three-month period ended March 31, 2005 was $731,745. Of this amount, $172,232 was due to EMC’s operations and the balance, or $559,513, was due to the Company’s corporate expenses. The greater majority of these corporate expenses pertained to legal and professional fees of $231,640, arising from the ongoing reorganization of the Company.

The operating expenses in the same three-month period in the prior year were $167,727. Interest expenses for the three months ended March 31, 2005 and 2004 was $65,705 and $51,942, respectively, with the increase primarily attributable to $39,705 of interest expense incurred by EMC during the three months ended March 31, 2005.

During the quarter ended March 31, 2005, the Company cancelled $699,434 of certain liabilities related to the Power3 Liabilities disclosed above in “Recent Developments - Power3 Dispute”. These cancelled liabilities are comprised of $388,110 of notes payable; $123,382 of accrued interest; $92,663 of credit card debt; and $95,279 of accounts payable to former shareholders.

The result of the above was a net loss for the three months ended March 31, 2005 of $(748,490), compared to a loss of $(81,832) in the same period in 2004.

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

Total operating expenses for the nine-month period ended March 31, 2005 was $2,209,064. Of this amount, $380,330 was due to EMC’s operations and the balance, or $1,828,734, was due to the Company’s corporate expenses. The greater majority of these corporate expenses pertained to legal and professional fees of $1,473,196 arising from the acquisition of EMC and the reorganization of the Company. The operating expenses in the same nine-month period in the prior year were $1,981,406. Salary and contract labor accounted for $1,611,925 of this total.

Interest expense for the nine months ended March 31, 2005 and 2004 was $120,030 and $175,153, respectively. Interest expense in the nine months ended March 31, 2005 incurred by the EMC operation was $82,992 incurred since the October 7, 2004 acquisition.

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

The result of the above was a net loss for the nine months ended March 31, 2005 of $(2,009,573) compared to a loss of $(1,929,954) in the same period in 2003-2004.

Net (loss) income per share basic and diluted for the three and nine months ended March 31, 2005 was $(0.03) and $(0.10) per share, respectively, compared to $(0.01) and $(0.15) in the respective periods for the prior year.

Liquidity and Capital Resources

The Company had working capital of $543,620 as of March 31, 2005. This compares to a working capital deficit of $(1,745,622) as of March 31, 2004.

Net cash provided by operations for the nine months ended March 31, 2005 was a negative $(1,345,549), compared to a negative cash flow in the same period in 2003-2004 of $(767,761). This increase in funds used by operations was attributable to the increased net loss and $734,206 of stock-based compensation (a non-cash item) in the 2003-2004 nine-month period.

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

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

It should be noted that this Management's Discussion and Analysis or Plan of Operations contains "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”) and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The terms "believe", "anticipate", "intend", "goal", "expect" and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. The matters covered by these statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those set forth in the forward-looking statements, including, but not limited to: (i) the Company's history of ongoing operating losses; (ii) the Company's ability to reach a definitive agreement with the target described in “Recent Developments - Potential Acquisition”; (iii) the overall marketplace and clients' usage of EMC's products and those of the target, if and when the potential acquisition is consummated, including demand therefore, the impact of competitive technologies, products and pricing, particularly given the substantially larger size and scale of certain competitors and potential competitors, control of expenses, and revenue generation by the acquisition of new customers; (iv) the consequent results of operations given the aforementioned factors; and (v) the requirement for the Company to raise additional working capital to fund operations and the availability and terms of any such funding to the Company. Without any such funding, the Company believes it may be forced to curtail operations, and if no alternative to financing, such as a merger or acquisition, is consummated, the Company may not continue as a going concern. Other risks are detailed from time to time in the Company's 2003 Annual Report on Form 10-KSB, as amended and in its other Commission reports and statements. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation to subsequently revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

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

Date: September 14, 2006
By: /s/ John D. Mazzuto
John D. Mazzuto, Chief Executive
Officer, President, Assistant Secretary and Director

Date: September 14, 2006
By: /s/ James W. Margulies
James W. Margulies, Chief Financial Officer

INDUSTRIAL ENTERPRISES OF AMERICA
Balance Sheet
March 31, 2005
(unaudited)
(restated)

March 31, 2005
(Unaudited)
ASSETS
Current Assets
Cash	$ 15,530
Accounts receivable	572,772
Due from related parties	269,984
Due from Power 3 Medical Products Inc.	149,551
Allowance for doubtful account	(149,551)
Inventory	573,728
Prepaid expenses	65,798

Total Current Assets	$ 1,497,813
Investment in common stock	8,100,000
Property, plant and equipment net of accumulated depreciation	102,475
Other Assets	95,833
Goodwill	418,029
TOTAL ASSETS	$ 10,214,150

The accompanying Notes are an integral part of these financial statements

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Balance Sheet
March 31, 2005
(unaudited)
(restated)

LIABILITIES & SHAREHOLDERS' EQUITY
Current maturities of long term debt	$ 376,463
Accounts payable	391,255
Due to officer	3,000
Accrued interest to shareholders and related parties	37,038
Total Current Liabilities	$ 807,756

Long Term Liabilities
Convertible notes payable shareholders	550,000
Total Long Term Liabilities	$ 550,000
Total Liabilities	$ 1,357,756

Shareholders' Equity
Common stock, $0.001 par value,
50,000,000 shares authorized,
32,624,190 shares issued and outstanding
at March 31, 2005	$ 32,624
Additional paid-in capital	5,197,555
Subscribed stock	49,489
Unrealized security (losses)	(5,400,000)
Retained earnings	8,976,726
Total Shareholders' Equity	$ 8,856,394
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$ 10,214,150

The accompanying Notes are an integral part of these financial statements

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statement of Operations
(unaudited)
(restated)

	Three Months Ended		Nine Months Ended
	March 31, 2005	March 31, 2004	March 31, 2005	March 31, 2004

Revenues	$ 831,831	$ 137,837	$ 2,180,618	$ 224,157

Cost of Goods Sold	740,592	-	1,867,097	-

Gross Profit	$ 91,239	$ 137,837	$ 313,521	$ 224,157

Expenses:
Selling, general & administrative	$ 139,727	$ 40,094	$ 336,707	$ 160,573
Doubtful account expense	45,279	-	149,551	-
Salaries and contract labor	82,640	56,311	198,914	1,611,925
Depreciation and amortization	3,900	22,508	4,502	67,535
Legal and professional fees	505,478	48,814	1,473,196	141,373
Total Expenses	$ 777,024	$ 167,727	$ 2,162,870	$ 1,981,406
(Loss) from operations	$ (685,785)	$ (29,890)	$ (1,849,349)	$ (1,757,249)

Interest expense	$ 65,705	51,942	120,030	175,153
Net (Loss) from operations	$ (751,490)	$ (81,832.07)	$ (1,969,379)	$ (1,932,401)

Miscellaneous income	3,000	-	6,000	2,448

Net (loss)	$ (748,490)	$ (81,832)	$ (1,963,379)	$ (1,929,954)

Net (loss) per share basic and diluted	$ (0.03)	$ (0.01)	$ (0.10)	$ (0.15)

Weighted average number of common shares outstanding	21,594,811	12,624,672	19,279,832	12,624,672

The accompanying Notes are an integral part of these financial statements

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statement of Cash Flows
(Unaudited)

	Nine Months Ended
	March 31, 2005	March 31, 2004

Operating activities
Net (loss)	$ (1,963,379)	$ (1,929,954)
Non-cash items
Depreciation and amortization	4,502	69,948
Doubtful account expense	149,551	-
Stock based compensation	318,000	734,206
Net changes in working capital accounts
Accounts receivable	71,939	(4,290)
Other receivable	(82,234)	-
Related party receivable	(269,984)	-
Prepaid expenses	25,269	(1,368)
Inventory	123,313	-
Accounts payable	(7,735)	156,813
Bank credit card payable	-	(5,959)
Accrued interest	-	67,926
Accrued interest related parties	37,036	8,618
Related party payable	3,000	(38,726)
Accrued expenses	245,173	189,853
Deferred revenue	-	(14,828)
Net cash (used) by operating activities	$ (1,345,549)	$ (767,761)
Investing activities
Additions to property, plant and equipment	(1,803)	-
Other	(1,013)	-
Net cash (used) by investing activities	$ (2,816)	$ -
Financing activities
Proceeds from bank line of credit	-	(9,160)
Payments towards bank line of credit	-	15,001
Proceeds from issuance of debt	-	58,343
Principal payments on debt	(210,636)	(36)
Proceeds from notes payable related party and shareholders	550,000	-
Payments on related party loans	-	(2,063)
Proceeds from issuance of common stock	899,000	582,000
Stock subscriptions	2,000	(12,487)
Net cash provided by Financing Activities	$ 1,240,364	$ 701,546
Net cash (decrease) for period	$ (108,001)	$ (66,215)
Cash at beginning of period	123,531	68,171
Cash at end of period	$ 15,530	$ 1,956

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:

Interest paid	$ 82,992	$ 12,318

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt converted to common stock	$ 96,409	$ 10,000
Accrued interest converted to stock	$ 33,660	$ 2,991
Lease payable converted to stock	$ -	$ 14,474
Stock issued for services	$ 723,000	$ 734,206
Debt converted to paid in capital	$ 699,434	$ -
Stock issued for EMC Packaging, Inc. acquisition	$ 808,474	$ -

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

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s 2004 Form 10-KSB.

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

(Unaudited)
	ILNP	EMC	Combined
	March 31, 2005	March 31, 2005	March 31, 2005
	(Nine months)	(Nine months)	(Nine months)
Net sales	$ -	$ 3,121,559	$ 3,121,559
Cost of goods sold	-	2,613,977	2,613,977
Gross profit	$ -	$ 507,582	$ 507,582
Selling and administrative expenses	$ 166,248	$ 242,830	$ 409,078
Doubtful account expense	149,551	-	149,551
Salaries and contract labor	925,992	222,168	1,148,160
Depreciation and amortization	-	6,515	6,515
Legal and professional	540,749	43,674	584,423
Total expenses	$ 1,782,540	$ 515,187	$ 2,297,727
Net (loss) from operations	$ (1,782,540)	$ (7,605)	$ (1,790,145)
Interest expense	$ 37,038	$ 119,753	$ 156,791
(Loss) before income taxes
and discontinued operations	$ (1,819,578)	$ (127,358)	$ (1,946,936)
Gain on discontinued operations	$ -	$ -	$ -
(Loss) before income taxes	$ (1,819,578)	$ (127,358)	$ (1,946,936)
Income tax expense	$ -	$ -	$ -
Net (loss)	$ (1,819,578)	$ (127,358)	$ (1,946,936)

(Unaudited)
	ILNP	EMC	Combined
	March 31, 2004	March 31, 2004	March 31, 2004
	(Nine months)	(Nine months)	(Nine months)
Net sales	$ 224,157	$ 2,763,026	$ 2,987,183
Cost of goods sold	-	2,113,356	2,113,356
Gross profit	$ 224,157	$ 649,670	$ 873,827
Selling and administrative expenses	$ 160,573	$ 258,000	$ 418,573
Salaries and contract labor	1,611,925	205,846	1,817,771
Depreciation and amortization	67,535	8,754	76,289
Legal and professional	141,373	207,000	348,373
Total expenses	$ 1,981,406	$ 679,600	$ 2,661,006
Net (loss) from operations	$ (1,757,249)	$ (29,930)	$ (1,787,179)
Interest expense	$ 175,153	$ 99,073	$ 274,226
(Loss) before income taxes
and discontinued operations	$ (1,932,402)	$ (129,003)	$ (2,061,405)
Gain on discontinued operations	$ -	$ -	$ -
(Loss) before income taxes	$ (1,932,402)	$ (129,003)	$ (2,061,405)
Income tax expense	$ -	$ -	$ -
Net (loss)	$ (1,932,402)	$ (129,003)	$ (2,061,405)

Results of operations for the interim periods are not indicative of annual results.

Note 2 - Restatement of financial statements due to accounting error

After lengthy discussions with the Securities and Exchange Commission personnel and the Company’s auditors, the Company has determined that it should restate the financial statements for the nine months ended March 31, 2005, due to an error in recording the sale of its operating assets under the equity method of accounting instead of recording the transaction as an arms' length transaction recognizing the fair market value of the securities received in the transaction during the fiscal year ended June 30, 2004, the transition period. (See Footnote 15 - Mergers and Acquisitions.) The effect of the change required a restatement of the March 31, 2005 financial statements in order to properly reflect the asset value and the related adjustments to current and prior period earnings. The effect of this change reduced the net loss for the period ended March 31, 2005, by $257,211, increased assets by $8,217,276, decreased total liabilities by $2,174,581, and increased shareholders’ equity by $10,391,857.

Note 3 - Going concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 - Earnings per share

Basic earnings per share (EPS) includes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. There are warrants to issue an additional 7,625,000 shares as of March 31, 2005, and no warrants or options as of March 31, 2004. None of the warrants have been exercised as of March 31, 2005.

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

	For the Three Months Ended March 31st
	2005	2004
Net (loss), as reported	$(748,490)	$(81,832)
Less compensation cost determined under the fair value method	-	-
Pro forma net (loss)	$(748,490)	$(81,832)

Basic and dilutive (loss) per share:
As reported	$ (0.03)	$ (0.01)
Pro forma	$ (0.03)	$ (0.01)

	For the Nine Months Ended March 31st
	2005	2004
Net (loss), as reported	$(1,963,379)	$(1,929,954)
Less compensation cost determined under the fair value method	-	-
Pro forma net (loss)	$(1,963,379)	$(1,929,954)

Basic and dilutive (loss) per share:
As reported	$ (0.10)	$ (0.15)
Pro forma	$ (0.10)	$ (0.15)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and options may be granted in future years.

Steven Rash, former CEO, was granted 825,000 shares of common stock at $0.80 per share for a charge of $660,000 against operations for the quarter ended September 30, 2003. In addition, pursuant to Mr. Rash’s September 5, 2003, employment contract, an option agreement for an additional 200,000 shares at the exercise price of $0.80 has subsequently been cancelled. No charge to current operations has been made for the unexecuted option. As of March 31, 2005, and in connection with the disputed liabilities related to the dispute between the Company and Power 3 Medical Products, Inc. (Power3) (Please see “Recent Development - Power3 Dispute in the Company’s 10-QSB for the quarter ended March 31, 2005), the Company elected to suspend the shares of common stock previously issued to Mr. Rash while it investigates whether Mr. Rash (i) breached his fiduciary duties while holding the position of officer of the Company, and (ii) perpetrated a fraud on the rights of the other Company stockholders in connection with the Company’s sale of all of its assets to Power3. At the time of the sale of assets to Power3, Mr. Rash owned approximately 3.92% of the Company’s common stock.

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

The following table summarizes the pro forma operating results of the Company for the nine months ended March 31, 2005, had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

Proforma net income (loss) available to common stockholders	$ (1,963,379)

Proforma basic and diluted loss per share	$ (0.10)

As of March 31, 2005, warrants for 7,500,000 shares of common stock have not been exercised.

Note 6 - Warrants and options

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

	For the Three Months Ended March 31st
	2005	2004
Net (loss), as reported	$(748,490)	$(81,832)
Less compensation cost determined under the fair value method	-	-
Pro forma net (loss)	$(748,490)	$(81,832)

Basic and dilutive (loss) per share:
As reported	$ (0.03)	$ (0.01)
Pro forma	$ (0.03)	$ (0.01)

	For the Nine Months Ended March 31st
	2005	2004
Net (loss), as reported	$(1,963,379)	$(1,929,954)
Less compensation cost determined under the fair value method	-	-
Pro forma net (loss)	$(1,963,379)	$(1,929,954)

Basic and dilutive (loss) per share:
As reported	$ (0.10)	$ (0.15)
Pro forma	$ (0.10)	$ (0.15)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and options may be granted in future years.

Steven Rash, former CEO, was granted 825,000 shares of common stock at $0.80 per share for a charge of $660,000 against operations for the quarter ended September 30, 2003. In addition, pursuant to Mr. Rash’s September 5, 2003, employment contract, an option agreement for an additional 200,000 shares at the exercise price of $0.80 was promised, but have subsequently been cancelled. No charge to current operations has been made for the unexecuted option.

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of March 31, 2005, are as follows:

Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.00	-0-	0.00	$0.00	-0-	$0.00

Summary of Options Granted and Outstanding:

	For the nine months ended March 31
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of period	200,000	$ 0.80	-	$ -
Granted	2,600,000	$ 0.50	200,000	$ 0.80
Exercised	(2,600,000)	$ (0.50)	-	$ -
Cancelled	(200,000)	$ (0.80)	-	$ -
Outstanding at end of period	-	-	200,000	$ 0.80

The following table summarizes the pro forma operating results of the Company for March 31, 2005, had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

Pro forma net (loss) available to common stockholders	$ (1,963,379)

Pro forma basic and diluted loss per share	$ (0.10)

A summary of warrant activity for the nine months ended March 31, 2005, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

Outstanding at June 30, 2004	2,500,000	$ 0.50	2,500,000	$0.50
Warrants cancelled	(2,500,000)	$(0.50)	(2,500,000)	$(0.50)
Warrants granted	7,625,000	$0.30	7,625,000	$0.30
Outstanding at March 31, 2005	7,625,000		7,625,000

At March 31, 2005, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number of Warrants	Exercise Price	Remaining Contractual Life	Number of Warrants	Exercise Price
$0.50	2,500,000	$0.50	5.37 yrs	2,500,000	$0.50
$0.33	125,000	$0.33	5.00 yrs	125,000	$0.33
$0.20	5,000,000	$0.20	4.39 yrs	5,000,000	$0.20

The Company has issued 7,625,000 warrants since the year ended June 30, 2004, at the rate of one warrant for each common share. The warrants have an exercise price range of $0.20 to $0.50 per share and a term ranging from 5 to 6 years. The fair value of the warrants has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.21. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 7%, zero dividend yield, volatility of the Company's common stock of 50% and an average remaining life of the warrants of 4.71 years.

Note 7 - Shareholder and related party debt

The Company received $550,000 convertible debt from shareholders during the nine months ended March 31, 2005. The notes bear interest at various rates of 18% per annum to 5% per month. $250,000 matures in July, 2005, $50,000 matures in October, 2005, and $250,000 matures in October and November, 2007. There was an outstanding balance as of March 31, 2005, of $550,000. The notes are convertible into the Company’s common stock, par value $.001 per share at the lesser of (i) $0.10 per share or (ii) sixty-five (65%) percent of the average closing price of the common shares for the five (5) trading days prior to the date of the conversion provided, however, the Payee does not become the beneficial owner of ten (10%) percent or more of the voting securities of the Company, or otherwise be considered an “affiliate” of the Company. The Company shall not be obligated to issue the common stock in such an event.

The Company recorded interest expense totaling $120,030 and $175,153 for the nine months ended March 31, 2005 and 2004, respectively.

Note 8 - Due from Power 3 Medical Products, Inc.

In May 2004, the Company entered into an Asset Purchase Agreement (the “Agreement”), among the Company, Power3, and Steven B. Rash and Ira Goldknopf (collectively, the "Shareholders"). The sale was approved by the Company’s shareholders by proxy. As provided in the Agreement, the Company sold to Power3 all of the Company’s assets in consideration for 15,000,000 shares of the common stock, par value $.001 per share, of Power3. The assets disposed of by the Company included all tangible personal property, intellectual property, rights in contracts that the Company is a party to, along with intangible property, including goodwill. In consideration for the benefits that they received by virtue of the transaction, each of the Shareholders agreed to make the representations, warranties, and indemnifications in the Agreement jointly and severally, along with the Company, and each of the Shareholders agreed to enter into and be bound by a Non-Competition Agreement and an Employment Agreement containing, among other things, covenants respecting confidentiality, non-competition and non-solicitation. The terms of the Agreement were determined by arms' length negotiations between the parties. Various amounts were expended subsequent to the transaction that are deemed to be the responsibility of Power3 et al. The total of those amounts are $149,551. Due to the nature of the ongoing discussions with the management team at Power3, this receivable has been determined to be impaired and a like amount has been recorded as Bad Debt.

Note 9 - Goodwill

In October 2004, the Company’s directors approved a merger with EMC Packaging, Inc. (“EMC”) whereby the Company would acquire EMC as a wholly owned subsidiary. For accounting purposes, the combination will be treated as an issuance of shares for cash by the Company and is considered a business combination and has been accounted for with the purchase method. EMC is primarily engaged in the manufacturing and sales of packaged refrigerants for the automotive and dusting markets. In consideration for their EMC shares of common stock, the EMC stockholders received an aggregate of 2,296,800 shares of the Company’s common stock, valued at $808,474, in exchange for 100% of the issued and outstanding stock of EMC. The Company, as the new parent company of EMC and through EMC, intends to continue to market and sell the products that had been offered by EMC prior to the acquisition.

The cost in excess of net assets acquired has been recorded as Goodwill on the Company’s financials.

Purchase Price of EMC	$ 808,474
Less Assets acquired	(1,730,325)
Add Liabilities assumed	1,339,880
Cost in excess of net assets acquired	$ 418,029

Note 10 - Changes in common shares outstanding

Included in the table below are the changes in common shares since June 30, 2004. See Note 15 for discussion of mergers and acquisitions affecting common shares.

Common
Shares
Outstanding common shares at June 30, 2004	15,384,275
Stock options exercised	1,875,000
Debt converted to stock	190,615
Stock issued to EMC shareholders	2,296,800
Stock issued for services	6,515,000
Stock issued for cash	6,362,500
Outstanding common shares at March 31, 2005	32,624,190

Note 11 - Commitments and contingencies

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

Note 12 - Stock subscriptions

A debt of $43,689 incurred during the year ended June 30, 2004, was agreed to be converted to common stock. In addition, services valued at $3,800 rendered under consulting agreements during the fiscal year ended June 30, 2004, are to be settled with common stock. Further, a payment of $2,000 has been received. As of March 31, 2005, the total value of these subscriptions for common stock was $49,489.

Note 13 - Investment in common stock

The following table shows the Company’s fair market value method of investments’ gross unrealized losses and fair value, aggregated by length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2005:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investments in equity securities carried at fair market value	$8,100,000	$(5,400,000)	$ -0-	$ -0-	$8,100,000	$(5,400,000)

The aggregate fair market value of the Company’s investments totaled $8,100,000 at March 31, 2005. The investments were evaluated for impairment pursuant to FAS-107, Disclosures about Fair Value of Financial Instruments, and the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments.

Note 14 - Unrealized securities losses

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

Note 15 - Mergers and acquisitions

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