Form 10KSB/A
period 2006-08-01
Industrial Enterprises of America, Inc.
filed 2006-09-15
CIK 1059677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB
Amendment No. 1

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________

Commission file number: 000-30646

Industrial Enterprises of America, Inc.
(formerly known as Advanced Bio/Chem, Inc.)
(Name of Small Business Issuer in its charter)

Nevada	13-3963499
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

711 Third Avenue, Suite 1505, New York, New York	10017
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number	(212) 490-3100

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered   Name of each exchange on which registered

None    None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB/A or any amendment to this Form 10-KSB/A. [ ]

Issuer's revenues for the fiscal year ended June 30, 2005 were approximately $3,950,000.

The aggregate market value of common stock held by non-affiliates as of September 28, 2005 was approximately $7,000,000.

The number of shares of common stock of the registrant outstanding as of September 11, 2006 was 7,618,889.

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Explanatory Note

As previously disclosed by Industrial Enterprises of America, Inc., a Nevada corporation (the “Company”), in Amendment No. 1 to the Transition Report on Form 10-KSB for the six months ended June 30, 2004, filed with the Securities and Exchange Commission (the “SEC”) on September 12, 2006, the Company amended and restated its financial statements, including the notes therein, for the six months ended June 30, 2004, in order to correct an error in recording the sale of its operating assets under the equity method of accounting instead of recording the transaction as an arms' length transaction recognizing the fair market value of the securities received in the transaction.   This Amendment No. 1 (this “Amendment No.1”) to the Annual Report on Form 10-KSB for the year ended June 30, 2005 makes the same correction to the Company’s unaudited financial statements for such period.

Pursuant to the rules of the SEC, Item 13, "Exhibits," of Part III of the Annual Report on Form 10-KSB for the year ended June 30, 2005 (the “Original Filing”), has been amended to contain updated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 only amends and restates the Items described above to reflect the effects of the restatement, and we have not modified or updated other disclosures presented in our Original Filing.  Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein.  Information not affected by this Amendment No.1 is unchanged and reflects the disclosures made at the time of the Original Filing on October 12, 2005.

Table of Contents

Page
Recent Developments Part I	1
Item 1. Description of Business…………………………………………………..	2
Item 2. Description of Property…………………………………………………..	6
Item 3. Legal Proceedings………………………………………………………..	6
Item 4. Submission of Matters to a Vote of Security Holders…………………….	6

Part II
Item 5. Market for Common Equity and Related Stockholder Matters……………	6
Item 6. Management’s Discussion and Analysis or Plan of Operations……………	8
Item 7. Financial Statements……………………………………………………...	10
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure……………………………	10
Item 8A. Controls and Procedures………………………………………………..	10
Item 8B. Other Information……………………………………………………….	11

Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act………..........................................................	11
Item 10. Executive Compensation……………………………………………….	13
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters………………………..	14
Item 12. Certain Relationships and Related Transactions……………………….	15
Item 13. Exhibits ………………………………………………………………….	16
Item 14. Principal Accountant Fees and Services………………………………..	17

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

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Since February 11, 2005 and through August 28, 2005, the Company’s common stock traded on the “pink sheets” under the symbol ILNP.PK. Prior to such date, the Company's common stock was traded on the pink sheets under the symbol AVBC.PK. The following sets forth the range of the closing bid prices for the Company's common stock for (i) the quarterly periods for the fiscal year ended June 30, 2005, (ii) the quarterly periods in the transition period from December 31, 2003 through June 30, 2004, and (iii) the quarterly periods for the year ended December 31, 2003. Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for the Company's common stock. As described in “Recent Developments” on page 1 of this Annual Report on Form 10-KSB/A, as of August 29, 2005, the Company’s common stock has traded on the OTCBB under the symbol ILNP.OB.

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

For the Year ended June 30, 2005 and the six months ended 2004

Revenue and gross profit for the year ended June 30, 2005 was $3,953,748 and $840,838, respectively, and reflects the revenue and gross profit derived from EMC’s operations during the year. [Revenue and gross profit for the six months ended June 30, 2004 were both -0-. ]

Total operating expenses for the year ended June 30, 2005 was $3,947,572. Of this amount, $519,606 was due to EMC’s operations and the balance, or $3,427,966, was due to the Company’s corporate expenses. The greater majority of these corporate expenses pertained to legal and professional fees of $3,036,053, arising from the ongoing reorganization of the Company.

The operating expenses in the six months ended June 30, 2004 were $-0-. Interest expenses for the year ended June 30, 2005 and for the six months ended June 30, 2004 was $268,424 and $-0-, respectively, with the increase primarily attributable to $106,987 of interest expense incurred by EMC during the year ended June 30, 2005.

During the year ended June 30, 2005, the Company cancelled $699,453 of certain liabilities related to the Power3 Liabilities disclosed above in “Recent Developments - Power3 Dispute”. These cancelled liabilities are comprised of $388,115 of notes payable; $123,382 of accrued interest; $92,663 of credit card debt; and $92,293 of accounts payable to former shareholders.

The result of the above was a net loss for the year ended June 30, 2005 of $(13,921,849), compared to income of $15,183,641 in the six month period ended June 30, 2004.

Liquidity and Capital Resources

The Company had a working capital deficit of $431,635 as of June 30, 2005. This compares to a working capital deficit of $11,735 as of June 30, 2004.

Net cash used by operations for the year ended June 30, 2005 was $(1,792,793), compared to net cash used by operations in the six months ended June 30, 2004 of $(233,044). This increase in funds used by operations was attributable to the increased net loss and $500 of stock-based compensation (a non-cash item) in the 2004 period.

Net cash used by investing activities was $(302,254) in the annual period ended June 30, 2005; there was no investing activity in the six month period  ended June 30, 2004.

The Company obtained funds to operate in the annual period ended June 30, 2005 from the issuance of common stock and subscriptions in the amount of $1,013,000 and a net increase in notes payable shareholders and related parties of approximately $1,371,106.

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

The material features of the Stock Option Plan are discussed above. Please see “Item 10 - Executive Compensation”.

Item 12. Certain Relationships and Related Transactions.

In May 2004, the Company entered into the Power3 Agreement, among the Company, Power3 and the Shareholders. According to the Company’s records, the Power3 Sale was approved by the Company’s shareholders by proxy. As provided in the Power3 Agreement, the Company sold to Power3 all of the Company’s assets in consideration for 15,000,000 shares of the common stock, par value $.001 per share, of Power3. The assets disposed of by the Company included all tangible personal property, intellectual property, rights in contracts that the Company is a party to, along with intangible property, including goodwill. In consideration for the benefits that they received by virtue of the transaction, each of the Shareholders agreed to make the representations, warranties, and indemnifications in the Power3 Agreement jointly and severally, along with the Company, and each of the Shareholders agreed to enter into and be bound by a Non-Competition Agreement and an Employment Agreement containing, among other things, covenants respecting confidentiality, non-competition and non-solicitation. Please see the discussion regarding the Power3 Sale in “Item 1 - Description of Business - Background” and “Item 5 - Management’s Discussion and Analysis or Plan of Operation”. Regal Partners, Inc., a shareholder of the Company provided investment banking services during the year and received compensation of $200,000 for such services. Such compensation was offset by a near equal amount of receivable due from such shareholder. Management believes that the compensation is fair and reasonable and is based on arms' length negotiations.

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

Industrial Enterprises of America, Inc.
(Registrant)
Date: September 14, 2006
By: /s/ John D. Mazzuto
John D. Mazzuto, Chief Executive Officer, President, Assistant Secretary and a Director
Date: September 14, 2006
By: /s/ James W. Margulies
James W. Margulies, Chief Financial Officer

 Beckstead and Watts, LLP
Certified Public Accountants
2425 W. Horizon Ridge Parkway
Henderson, NV 89052
702.257.1984
702.362.0540(fax)

Report of Independent Registered Public Accounting Firm

Board of Directors
Industrial Enterprises of America, Inc.

We have audited the accompanying restated balance sheet of Industrial Enterprises of America, Inc. as of June 30, 2005, and the related restated statements of income, retained earnings, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above, revised as described in Note 2, present fairly, in all material respects, the financial position of Industrial Enterprises of America, Inc. as of June 30, 2005, and the results of its operations, equity and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, the Company’s 2005 total assets and total liabilities reported as $3,461,005 and $5,896,526, respectively, should have been $ 6,743,324 and $3,509,922, respectively, and accumulated earnings or (deficit) and net loss previously reported as ($2,435,521) and $3,727,810, respectively, should have been $3,233,402 and $13,921,849, respectively. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has had limited operations and have not commenced planned principal operations. This raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Beckstead and Watts, LLP

October 12, 2005, except for Note 2, as to which the date is July 20, 2006

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly Advanced Bio/Chem, Inc.)
Consolidated Balance Sheet
June 30, 2005
(Audited)
(restated)

June 30, 2005
(Audited)
ASSETS
Current Assets
Cash	$ 323,517
Accounts receivable, net of allowances of $15,000	1,547,159
Due from related parties	197,484
Other receivables, less doubtful account allowance of $149,551	-
Inventory	725,476
Prepaid expenses	34,651
Total Current Assets	$ 2,828,287
Investment in common stock	3,250,000
Property, plant and equipment net of accumulated depreciation	147,008
Goodwill	418,029
Other Assets	100,000
TOTAL ASSETS	$ 6,743,324

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 586,060
Accrued expenses payable	522,318
Due to related parties	299,400
Notes payable	835,707
Notes payable related parties	950,000
Accrued interest payable	5,833
Accrued interest to shareholders and related parties	60,604
Total Current Liabilities	$ 3,259,922
Long Term Liabilities
Notes payable related parties net of current maturities	$ 250,000
Total Long Term Liabilities	$ 250,000
Total Liabilities	$ 3,509,922
Shareholders' Equity
Common stock, $0.001 par value
150,000,000 shares authorized
37,139,190 shares issued and outstanding
at June 30, 2005	37,139
Additional paid-in capital	6,172,955
Subscribed stock	151,489
Retained (deficit)	(3,128,181)
Total Shareholders' Equity	$ 3,233,402
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$ 6,743,324

The accompanying Notes are an integral part of these Financial Statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly Advanced Bio/Chem, Inc.)
Consolidated Condensed Statement of Operations
(Audited)
(restated)

	For the year ended	Transitional period for the six months ended
	June 30, 2005	June 30, 2004

Revenues	$ 3,953,748	$ -

Cost of Goods Sold	3,112,910	-

Gross Profit	$ 840,838	$ -

Expenses:
Selling, general & administrative	$ 484,140	$ -
Salaries and contract labor	269,669	-
Doubtful account expense	149,551
Depreciation and amortization	8,159	-
Legal and professional fees	3,036,053	-
Total Expenses	$ 3,947,572	$ -
(Loss) from operations	$(3,106,734)	$ -

(Loss) from discontinued operations	-	(348,191)
Write down of obsolete inventory	149,985	-
Interest expense	268,424	-
Net (Loss) from operations	$(3,525,143)	$(348,191)

Realized securities losses	(10,500,000)	-
Gain from disposition of assets	-	15,531,832
Deferred tax benefit	92,099	-
Miscellaneous income	11,195	-

Net income (loss)	$(13,921,849)	$15,183,641

Net income (loss) per share basic and diluted	$ (0.62)	$ 1.12

Weighted average number of common shares outstanding	22,541,845	13,561,367

The accompanying Notes are an integral part of these Financial Statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly Advanced Bio/Chem, Inc.)
Statement of Stockholders’ Equity
For the year ended June 30, 2005
(Audited)
(restated)

		Stockholders' Equity
	Common	Common	Additional		Unrealized	Retained
	Shares	Stock	Paid-In	Subscribed	Gains (Losses)	Earnings	Total
	Issued	Par $0.001	Capital	Stock	Securities	(Deficit)

Balance at June 30, 2004	15,384,275	$ 15,384	$ 2,631,724	$ 47,489	$29,250,000	$ 10,793,668	$ 42,738,265

Common stock issued for cash	6,262,500	6,263	902,737	22,000	-	-	931,000
Common stock issued for services	10,830,000	10,830	1,558,170	82,000	-	-	1,651,000
Stock options exercised	1,875,000	1,875	(1,875)	-	-	-	-
Stock issued to EMC shareholders	2,296,800	2,297	457,063	-	-	-	459,360
Stock issued to related party	300,000	300	64,700	-	-	-	65,000
Debt converted to common stock	190,615	190	129,880	-	-	-	130,070
Debt cancelled	-	-	430,556	-	-	-	430,556
Unrealized gains (losses) on securities	-	-	-	-	(29,250,000)	-	(29,250,000)
Net loss	-	-	-	-	-	(13,921,849)	(13,921,849)

Balance at June 30, 2005	37,139,190	$ 37,139	$ 6,172,955	$ 151,489	$ -	$ (3,128,181)	$ 3,233,402

The accompanying Notes are an integral part of these Financial Statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly Advanced Bio/Chem, Inc.)
Consolidated Statement of Cash Flow
(Audited)
(restated)
	For the Year Ended	Transitional period for the six months ended
Operating activities	June 30, 2005	June 30, 2004
Net income (loss)	$ (13,921,849)	$ 15,183,641
Non-cash items
Loss on discontinued operations	-	(15,531,832)
Depreciation and amortization	8,159	38,690
Doubtful account expense	149,551
Deferred tax	(92,099)	-
Realized securities losses	10,500,000
Stock based compensation	1,651,000	500
Net changes in working capital accounts
Accounts receivable trade	(902,448)	-
Due from related parties	101,916	-
Other receivables	(195,745)	-
Inventory	264,028	-
Prepaid expenses	(24,783)	3,971
Other current assets	-	2,968
Assets transferred to Power 3 Medical Products Inc.	-	223,105
Accounts payable	132,723	(660,799)
Accrued interest payable	5,833	(262,091)
Accrued interest related parties	60,604	(62,554)
Accrued expenses	470,317	-
Liabilities due to discontinued operations	-	46,194
Liabilities converted to paid in capital and subscribed stock	-	785,163
Net cash (used) by operating activities	$ (1,792,793)	$ (233,044)
Investing activities
Additions to property, plant and equipment	(53,454)	-
Investment in subsidiaries	(250,000)	-
Other	1,200	-
Net cash (used) by investing activities	$ (302,254)	$ -
Financing activities
Bank overdraft (repayment)	-	(7,498)
Proceeds from issuance of debt	3,181,682	-
Proceeds from issuance of debt to related parties	1,200,000	-
Principal payments on debt	(3,010,576)	-
Proceeds from issuance of common stock	909,000	420,000
Stock subscriptions	104,000	(145,000)
Net cash provided by Financing Activities	$ 2,384,106	$ 267,502
Net cash increase for period	$ 289,059	$ 34,458
Cash at beginning of period	34,458	-
Cash at end of period	$ 323,517	$ 34,458

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:
Interest paid	$ 201,987	$ 17,029
Income taxes paid	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payable converted to common stock	$ 60,000	$ -
Debt converted to common stock	$ 96,409	$ 31,417
Accrued interest converted to stock	$ 33,660	$ -
Stock issued for services	$ 1,651,000	$ -
Debt cancelled to paid in capital	$ 430,556	$ -
Unrealized gains (losses) on securities	$ -	$ 29,250,000
Exchange of receivables, fixed assets and intangibles for 15,000,000 shares common in Power 3 Medical Products, Inc.	$ -	$ 13,500,000

The accompanying Notes are an integral part of these Financial Statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(restated)

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

Change in year end

During 2004, the Company changed its fiscal year from one ending on December 31 to one ending on June 30. Application for the change in accounting year is pending with the Internal Revenue Service. Accordingly, the Company’s transition period that ended on June 30, 2004 includes the six months from January 1, 2004 to June 30, 2004.

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
(restated)

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
(restated)
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
(restated)
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

Dividends

The Company has not yet adopted any policy regarding payment of dividends. As of June 30, 2005, no dividends have been paid. On February 22, 2005, the Company declared a stock dividend of Power 3 Medical Products, Inc. shares to Company stockholders of record as of March 9, 2005. A second dividend of Power3 Shares was to be paid to Company stockholders of record as of May 9, 2005. For every 10 shares of the Company’s stock, shareholders were to receive one share of Power3 on May 16, 2005. As disclosed in Form 8-K/A filed with the SEC on April 22, 2005, the dividend has been suspended pending (i) the receipt by the Company of a no-action letter from the SEC to the effect that the Commission will not take enforcement action if the Company delivers to the Company stockholders the Power3 Shares or (ii) the availability of an exemption from the registration requirements of the Act. The record dates with respect to the dividend of Power3 Shares will remain March 9, 2005 and May 9, 2005, as originally approved by the Company’s Board of Directors. The Company intends to pay the dividend within ten days of whichever occurs first. See further discussion at Note 19, 20 and 21.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(restated)
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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004) “Share-Based Payment” (“SFAS 123R"), which is a revision of FASB Statement No. 123, Accounting for Stock-Based Compensation. Statement 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends FASB Statement No. 95, Statement of Cash Flows. Generally, the approach in Statement 123R is similar to the approach described in Statement 123.  However, Statement 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(restated)

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
(restated)

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

Note 2. Restatement of financial statements due to accounting error

The Company determined after lengthy discussions with the Company’s auditors and Securities and Exchange Commission personnel that it should restate the financial statements for the year ended June 30, 2005, due to an error in recording during the transition period ended June 30, 2004, the sale of its operating assets under the equity method of accounting instead of recording the transaction as an arms' length transaction recognizing the fair market value of the securities received in the transaction. (See Note 11 Acquisitions and Goodwill.) The effect of the change required a restatement of the June 30, 2005, financial statements in order to properly reflect the asset value. The effect of this change was to increase the net loss for the period ended June 30, 2005, by $10,194,039, increase assets by $3,282,319, decrease liabilities by $2,386,604, and increase shareholders’ equity by $5,668,923. (See, also, Note 21 Gain on Discontinued Operations.)

Note 3. Going concern

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

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(restated)

Note 4. Income Tax

Income tax benefits as of June 30, 2005, are calculated as follows:

Book loss	$ 13,921,849
Less: Book depreciation	-
Add: Tax depreciation	-

Net loss	$ 13,921,849
Effective tax rate	34%

Tax benefit	$ 4,733,429
Valuation allowance	(4,733,429)

$ -

During the year ended June 30, 2005, the Company recorded a valuation allowance of $4,733,429 on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during the year ended June 30, 2005.

Tax net operating loss carryforwards as of June 30, 2005, have the following expiration dates:

EXPIRATION DATE	AMOUNT
2025	$ 13,921,849
2024	$ 130,905
2023	$ 2,278,179

The alternative minimum tax (AMT) credit carryforward may be carried forward indefinitely to reduce future regular federal income taxes payable.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(restated)

The provision for income taxes charged to income from continuing operations for the year ended June 30, 2005 consists of the following:

2005
Current tax expense	$ -0-
Deferred tax (benefit)	$ (4,733,429)
Benefit of operating loss carryforwards	$ -0-
Investment tax credits	$ -0-
Total	$ (4,733,429)

Note 5. Inventory

Inventories, consisting of material, material overhead, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following at June 30, 2005:

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
(restated)

Note 6. Property, Plant and Equipment

	June 30, 2005	June 30, 2004
Equipment	$ 91,684	$ -0-
Vehicles	62,137	-0-
Leasehold improvements	4,472	-0-
Less: Accumulated depreciation	(11,285)	-0-
	$ 147,008	$ -0-

During the years ended June 30, 2005 and 2004, the Company recorded depreciation expense of $6,183 and $-0-, respectively.

Note 7. Other Assets

In 2002, JS Realty, LLC purchased the building that the Company was planning to use in operations. JS Realty, LLC borrowed $100,000 from the shareholders of the Company in order to facilitate the transaction. In 2004, the Company assumed the receivable from the shareholders. As a result, the Company is reporting this receivable under other assets.

Note 8. Leases

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
(restated)

of 13%. The loan is payable in monthly installments of $6,470, including interest, and is collateralized by company machinery and equipment.

Future annual loan maturities are as follows:

2006     $32,621

Note 9. Notes Payable

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

During the year ended June 30, 2005 and the six months ended June 30, 2004, the Company recorded interest expense totaling $ 268,424 and $-0-, respectively.

Note 10. Related Party Transactions

The Company received $1,200,000 convertible debt from shareholders during the year ended June 30, 2005. The notes bear interest at various rates of 18% per annum to 5% per month. $900,000 matures in July, 2005, $50,000 matures in October, 2005, and $250,000 matures in October and November 2007. There was an outstanding balance as of June 30, 2005 of $1,200,000. The notes are convertible into the Company’s common stock, par value $.001 per share at the lesser of (i) $0.10 per share or (ii) sixty-five (65%) percent of the average closing price of the common shares for the five (5) trading days prior to the date of the conversion provided, however, the Payee does not become the beneficial owner of ten (10%) percent or more of the voting securities of the Company, or otherwise be considered an “affiliate” of the Company. The Company shall not be obligated to issue the common stock in such an event.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(restated)

At June 30, 2005 and 2004, the Company incurred payables to one of the officers for various operational related expenses in the amount of $296,400 and $-0-, respectively. At June 30, 2005 and 2004, a receivable of $197,464 and $-0- was due from a shareholder.

The Company has notes payable to the following related parties:

	June 30, 2005	June 30, 2004
Shareholders, unsecured, 5% interest per month, due July 11, 2005	200,000	-0-
Shareholders, unsecured, 18% interest, due October 26, 2005	50,000	-0-
Shareholders, unsecured, 18% interest, due October 29, 2005	100,000	-0-
Shareholders, unsecured, 5% interest per month, due July 15, 2005	450,000	-0-
Shareholders, unsecured, 5% interest per month, due July 31, 2005	250,000	-0-
Shareholders, unsecured, 18% interest, due November 3, 2007	50,000	-0-
Shareholders, unsecured, 18% interest, due November 18, 2007	50,000	-0-
Shareholders, unsecured, 18% interest, due November 26, 2007	50,000	-0-
	$ 1,200,000	$ -0-

During the year ended June 30, 2005 and for the six months ended June 30, 2004, the Company recorded a total of $200,000 and $-0-, respectively in compensation to officers and directors of the Company.

Note 11. Acquisitions and Goodwill

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
(restated)

The cost in excess of net assets acquired has been recorded as Goodwill on the Company’s financials.

Purchase price of EMC	$ 808,474
Less Assets acquired	(1,730,325)
Add Liabilities assumed	1,339,880
Cost in excess of net assets acquired	$ 418,029

Note 12. Stockholders’ Equity

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

For the year ended June 30, 2005, the following transactions occurred regarding the Company’s stock:

SHARES
Common shares issued and outstanding June 30, 2004	15,384,275
Common stock issued for cash	6,262,500
Common stock issued for services	10,830,000
Stock options exercised	1,875,000
Stock issued to EMC shareholders	2,296,800
Stock issued to related party	300,000
Debt converted to common stock	190,615

Total common shares issued and outstanding June 30, 2005	37,139,190

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(restated)

Note 13. Warrants and Options

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of June 30, 2005, are as follows:

Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.00	-0-	0.00	$0.00	-0-	$0.00

Summary of Options Granted and Outstanding:

	For the Year Ended June 30
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of period	200,000	$ 0.80	-	$ -
Granted	2,600,000	$ 0.50	200,000	$ 0.80
Exercised	(2,600,000)	$ (0.50)	-	$ -
Cancelled	(200,000)	$ (0.80)	-	$ -
Outstanding at end of period	-	-	200,000	$ 0.80

The following table summarizes the pro forma operating results of the Company for the year ended June 30, 2005, had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

Pro forma net (loss) available to common stockholders	$ (1,963,379)

Pro forma basic and diluted loss per share	$ (0.10)

The Company issued 8,975,000 warrants during the year ended June 30, 2005, at the rate of one warrant for each common share. The warrants have an exercise price range of $0.12 to $0.50 per share and a term ranging from 5 years to 7 years. The fair value of the warrants has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.299. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 18%, zero dividend yield, volatility of the Company's common stock of 50% and an expected life of the warrants of 5-7 years.

A summary of warrant activity for the year ended June 30, 2005, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

Outstanding at June 30, 2004 (inception)	2,500,000	$ 0.50	2,500,000	$0.50
Warrants cancelled	(2,500,000)	$(0.50)	(2,500,000)
Granted	8,975,000	$0.299	8,975,000	$0.299
Outstanding at June 30, 2005	8,975,000	$0.299	8,975,000	$0.299

At June 30, 2005, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Warrants	Weighted Average Exercise Price
$0.50	2,500,000	$0.50	5.33 yrs	2,500,000	$0.50
$0.33	1,150,000	$0.33	5.51 yrs	1,150,000	$0.33
$0.20	5,000,000	$0.20	4.39 yrs	5,000,000	$0.20
$0.12	200,000	$0.12	6.91 yrs	200,000	$0.12
$0.25	125,000	$0.25	4.96 yrs	125,000	$0.25

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(restated)

determined as described in Note 1, Company Background and Summary of Significant Accounting Policies, Fair Values of Financial Instruments and are summarized as follows:

June 30, 2005
	Carrying Amount	Fair Value

Cash	$ 323,517	$ 323,517
Investment	$ 3,000,000	$ 3,000,000
Indebtedness	$ 2,035,707	$ 2,035,707

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

Indebtedness

The fair value of the Company’s short and long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same maturities.

Note 15. Stock Subscriptions

A debt of $43,689 incurred during the year ended June 30, 2004, was agreed to be converted to common stock. In addition, services valued at $800 rendered under consulting agreements during the fiscal year ended June 30, 2004, are to be settled with common stock. Further, a payment of $107,000 has been received for 950,000 common shares. As of June 30, 2005, the total value of these subscriptions for common stock was $151,489.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(restated)

Note 16. Investment in Common Stock

The following table shows the Company’s fair market value method of investments’ gross unrealized losses and fair value, aggregated by length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investments in equity securities carried at fair market value	$ 3,250,000	$ -0-	$ -0-	$ -0-	$ 3,250,000	$ -0-

The aggregate fair market value of the Company’s investments totaled $3,250,000 at June 30, 2005. The investments were evaluated for impairment pursuant to FAS-107, Disclosures about Fair Value of Financial Instruments, and the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments.

Note 17. Realized Securities Losses

The Company classifies its debt and marketable equity securities into held-to-maturity, trading, or available-for-sale categories. Debt securities are classified as held-to-maturity when the Company has the positive intent and ability to hold the securities to maturity. Debt securities for which the Company does not have the intent or ability to hold to maturity are classified as available for sale. Held-to-maturity securities are recorded as either short-term or long-term on the balance sheet based on contractual maturity date and are stated at amortized cost. Marketable securities that are bought and held principally for the purpose of selling them in the near term are classified as trading securities and are reported at fair value, with unrealized gains and losses recognized in earnings. Debt and marketable equity securities not classified as held-to-maturity or as trading are classified as available-for-sale and are carried at fair market value, with the unrealized gains and losses, net of tax, included in the determination of comprehensive income and reported in shareholders’ equity. The fair value of substantially all securities is determined by quoted market prices. The estimated fair value of securities for which there are no quoted market prices is based on similar types of securities that are traded in the market. Gains or losses on securities sold are based on the specific identification method. At June 30, 2005,

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(restated)

it has been determined that the fair market value of securities held for investment have been impaired and have been written down by $10,500,000.

Note 18. Major Customers

As of June 30, 2005 and 2004, three customers accounted for approximately 80% and 0% of the Company’s outstanding accounts receivable, respectively. Additionally, these same three customers accounted for approximately 67% and 0% of total sales for the year ended June 30, 2005 and for the six month period ended June 30, 2004, respectively.

Note 19. Subsequent Events

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
(restated)

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

The Company has disclosed that the Company’s management is currently reviewing the sale to Power3. Under the Agreement, Power3 agreed to purchase all of the assets and assume all of the liabilities (with the exception of those specifically excluded) of the Company. Additionally, the Agreement provided that the Company’s indebtedness would be repaid within five (5) business days of the closing date of the transaction. However, following such sale, approximately $2.8 million in liabilities remained on the books of the Company. The Company

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(restated)

has disclosed that it would take action to enforce any rights and remedies it may have with respect to this dispute.

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

Private Placement

Effective as of July 19, 2005, the Company held an initial closing with respect to its offer and sale to certain accredited investors of promissory notes and related warrants in the aggregate of $2,260,000.

Pending Litigation

As of September 30, 2005, the Company became involved in dispute with a former business consultant. The claimed damages are in excess of $40,000.

As of August 8, 2005, the Company has filed suit against Power3 for failure to assume the liabilities of ABC Texas after the asset purchase agreement was closed.

Note 20. Commitments and Contingencies

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
(restated)

Note 21. Gain on Discontinued Operations

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

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
(formerly ADVANCED BIO/CHEM, INC.)

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
(restated)

Note 22. Proforma Financial Information

The following are selected financial data for the transition period ended June 30, 2004:

	ILNP	EMC	Combined
	Transition period ended June 30, 2004 (6 months)	June 30, 2004 (12 months)	Transition period ended June 30, 2004
Net sales	$ -	$ 3,935,229	$ 3,935,229
Cost of goods sold	-	2,980,444	2,980,444
Gross profit	$ -	$ 954,785	$ 954,785
Selling and administrative expenses	-	269,350	269,350
Salaries and contract labor	-	317,333	317,333
Depreciation and amortization	-	12,427	12,427
Legal and professional	-	124,414	124,414
Total expenses	$ -	$ 723,524	$ 723,524
Net (loss) from operations	$ -	$ 231,261	$ 231,261
Miscellaneous income	-	(144,699)	(144,699)
Interest expense	-	143,820	143,820
Total other income / expense	$ -	$ (879)	$ (879)

Income before income taxes and discontinued operations	$ -	$ 232,140	$ 232,140
(Loss) from discontinued operations	(348,191)	-	(348,191)
Gain on discontinued operations	15,531,832	-	15,531,832
Gain before income taxes	$ 15,183,641	$ 232,140	$ 15,415,781
Income tax expense	-	-	-
Net Income	$ 15,183,641	$ 232,140	$ 15,415,781