Form 10QSB/A
period 2006-08-01
Industrial Enterprises of America, Inc.
filed 2006-09-19
CIK 1059677

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

Explanatory Note

As previously disclosed by Industrial Enterprises of America, Inc., a Nevada corporation (the “Company”), in Amendment No. 1 to the Transition Report on Form 10-KSB for the six months ended June 30, 2004 (the “Transition Report”), filed with the Securities and Exchange Commission (the “SEC”) on September 12, 2006, the Company amended and restated its financial statements, including the notes therein, for the six months ended June 30, 2004, in order to correct an error in recording the sale of its operating assets under the equity method of accounting instead of recording the transaction as an arms length transaction recognizing the fair market value of the securities received in the transaction.   This Amendment No. 2 (this “Amendment No. 2”) to the Quarterly Report on Form 10-QSB for the period ended September 30, 2005 makes the same correction to the Company’s unaudited financial statements for such period.

Pursuant to the rules of the SEC, Item 6, "Exhibits," of Part II of Amendment No. 1 to the Quarterly Report on Form 10-QSB for the period ended September 30, 2005 (the “Original Filing”) has been amended to contain updated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 2 only amends and restates the Items described above to reflect the effects of the restatement, and we have not modified or updated other disclosures presented in our Original Filing.  Accordingly, this Amendment No. 2 does not reflect events occurring after the filing of the Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein.  Information not affected by this Amendment No. 2 is unchanged and reflects the disclosures made at the time of the Original Filing on December 28, 2005.

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

Total operating expenses for the three months ending September 30, 2005 were $1,487,948 as compared to $150,049, an increase of $1,337,899. Of this amount, $902,159 was due to the operations of EMC, Unifide and Today’s Way and the balance was due to the Company’s corporate expenses.

Interest expense in 2005 amounted to $268,600 as compared to $2,013 during the same three month period of 2004.  The increase in interest expense is primarily attributable to the convertible debentures issued to purchase Unifide and Today’s Way.

The result of the above was a net loss for the three months ending September 30, 2005 of $(337,938) compared to a loss of $(152,062) for the three months ending September 30, 2004.

Liquidity and Capital Resources

Net loss from operations for the three months ending September 30, 2005 was $(337,938), compared to a negative cash provided by operations for the three months ending September 30, 2004 of $(152,062). This increase in funds used by operations was attributable to the operations of EMC, Unifide and Today’s Way.

Net cash (used) by investing activities was $(2,174,629) in the three months ending September 30, 2005 as compared to -0- for the three months ending September 30, 2004.

Net cash used by operating activities for the three months ending September 30, 2005 was $(161,655), compared to cash used by operating activities for the three months ending September 30, 2004 of $(196,244).

Net cash provided by financing activities was $2,777,257 in the three months ending September 30, 2005 as compared to $198,475 for the three months ending September 30, 2004.

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

Industrial Enterprises of America, Inc.
(Registrant)

Date: September 18, 2006
By: /s/ John D. Mazzuto
John D. Mazzuto, President, Chief Executive Officer, Assistant Secretary, and a Director

Date: September 18, 2006
By: /s/ James W. Margulies
James W. Margulies, Chief Financial Officer

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Balance Sheet
September 30, 2005
(Unaudited)
(restated)

September 30, 2005
(Unaudited)
ASSETS
Current Assets
Cash	$ 795,556
Accounts receivable	2,974,632
Due from Power 3 Medical Products, Inc.	149,551
Allowance for doubtful account	(149,551)
Inventory	4,294,927
Prepaid expenses	43,049
Total Current Assets	$ 8,108,164
Investment in common stock	3,600,000
Property, plant and equipment net of accumulated depreciation	264,991
Other Assets	102,531
Other intangibles net of amortization	88,329
Goodwill	4,519,038
TOTAL ASSETS	$ 16,683,053

The accompanying Notes are an integral part of these financial statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Balance Sheet
September 30, 2005
(Unaudited)
(restated)

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Current maturities of long term debt	$ 341,728
Current maturities of long term debt related parties	986,700
Lender line of credit	2,082,445
Accounts payable	3,224,359
Payable related parties	697,462
Accrued payables	127,558
Accrued interest	31,585
Accrued interest to shareholders and related parties	167,457
Total Current Liabilities	$ 7,659,294
Long Term Liabilities
Notes payable net of current debt	319,201
Convertible notes payable	1,780,000
Notes payable related parties	1,533,198
Total Long Term Liabilities	$ 3,632,399
Total Liabilities	$ 11,291,693
Shareholders' Equity
Preferred stock, $0.001 par value,
10,000,000 shares authorized; -0- shares issued and
outstanding as of September 30, 2005	$ -
Common stock, $0.001 par value,
150,000,000 shares authorized; 49,773,090 shares issued and
outstanding as of September 30, 2005	$ 49,773
Additional paid-in capital	8,598,627
Subscribed stock payable	46,489
Director fees, unamortized	(45,000)
Equity development fees, unamortized	(666,243)
Unrealized securities gains	600,000
Retained (deficit)	(3,192,286)
Total Shareholders' Equity	$ 5,391,360
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$ 16,683,053

The accompanying Notes are an integral part of these financial statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statement of Operations
(Unaudited)
(restated)

	Three Months Ended
	September 30, 2005	September 30, 2004

Revenues	$ 4,909,803	$ -

Cost of Goods Sold	3,493,425	-

Gross Profit	$ 1,416,378	$ -

Expenses:
Selling, general & administrative	$ 727,862	$ 20,833
Doubtful account expense	149,551	97,716
Salaries and contract labor	203,922	31,000
Depreciation and amortization	29,202	-
Legal and professional fees	377,411	500
Total Expenses	$ 1,487,948	$ 150,049
Income (loss) from operations	$ 77,982	$ (150,049)

Interest expense	$ 268,600	2,013
Net (loss) from operations	$ (340,169)	$ (152,062)

Miscellaneous income	2,231	-

Net (loss)	$ (337,938)	$ (152,062)

Net (loss) per share basic and diluted	$ (0.01)	$ (0.01)

Weighted average number of common shares outstanding	40,820,212	15,186,421

The accompanying Notes are an integral part of these financial statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statement of Cash Flows
(Unaudited)
(restated)

	Three Months Ended
	September 30, 2005	September 30, 2004
Operating activities
Net income (loss)	(337,938)	(152,062)
Non-cash items
Depreciation and amortization	29,202	-
Doubtful account expense	149,551	97,716
Stock based compensation	3,750	-
Net changes in working capital accounts
Accounts receivable	11,931	-
Due from Power 3 Medical Products Inc.	-	(143,911)
Inventory	(404,832)	-
Prepaid expenses	6,799	-
Accounts payable	64,187	-
Due from related party	605,546	-
Accrued interest payable	25,752	-
Accrued interest payable related party	106,853	2,013
Accrued expenses	(422,455)	-
Net cash (used) by operating activities	(161,655)	(196,244)
Investing activities
Additions to property, plant and equipment	(25,816)	-
Investment in subsidiaries	(2,148,813)	-
Net cash (used) by investing activities	(2,174,629)	$ -
Financing activities
Proceeds from issuance of debt	3,973,099	-
Principal payments on debt	(2,730,266)	-
Proceeds from notes payable related party and shareholders	1,550,000	50,000
Payments on related party loans	(15,576)	-
Proceeds from issuance of common stock	20,000	98,475
Stock subscriptions	(20,000)	50,000
Net cash provided by Financing Activities	2,777,257	198,475
Net cash increase for period	440,973	2,231
Cash at beginning of period	354,583	34,459
Cash at end of period	795,556	36,690

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:

Interest paid	$ 135,225	-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:

Debt converted to common stock	$ 52,500	$ -
Accrued interest converted to stock	$ -	$ -
Stock issued for Unifide acquisition	$1,050,000	$ -
Stock issued for Today’s Way acquisition	$ 450,000
Stock issued for services	$ 802,140	$ -

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

Note 2 - Restatement of financial statements due to accounting error

After lengthy discussions with the Securities and Exchange Commission personnel and the Company’s auditors, the Company has determined that it should restate the financial statements for the three months ended September 30, 2005, due to an error in recording the sale of its operating assets under the equity method of accounting instead of recording the transaction as an arms' length transaction recognizing the fair market value of the securities received in a transaction disposing its assets during the fiscal year ended June 30, 2004, the transition period. (See Footnote 15 - Mergers and Acquisitions.) The effect of the change required a restatement of the September 30, 2004, financial statements in order to properly reflect the asset value and the related adjustment to current and prior period earnings. The effect of this change was to increase the net loss for the period ended September 30, 2005, by $167,443, increase assets by $3,950,021, decrease total liabilities by $136,360, and increase shareholders’ equity by $4,086,381.

Note 3 - Going concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 - Inventory

As of September 30, 2005, inventory consisted of the following:

Raw materials	$1,210,511
Work-in-process	54,807
Packaging materials	1,121,465
Finished goods	1,908,144

Total inventory	$4,294,927

Note 5 - Property and equipment

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

Note 6 - Goodwill

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

There are warrants to issue an additional 21,334,780 shares as of September 30, 2005, and -0- as of September 30, 2004. None of the warrants have been exercised as of September 30, 2005.

Note 8 - Warrants and Options

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock based compensation prescribed therein are shown below. There are 955,000 stock options granted and outstanding as of September 30, 2005, issued in connection with the acquisitions of Unifide Industries, LLC and Todays Way Manufacturing, LLC.

The following table summarizes the pro forma operating results of the Company for September 30, 2005, had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

Pro forma net (loss) available to common stockholders	$ (337,938)

Pro forma basic and diluted gain per share	$ (0.01)

As of September 30, 2005, warrants for 21,334,780 shares of common stock have not been exercised.

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

	For the Three Months Ended September
	2005	2004
Net (loss), as reported	$(337,938)	$(152,062)
Less compensation cost determined under the fair value method	-	-
Pro forma net (loss)	$(337,938)	$(152,062)

Basic and dilutive (loss) per share:
As reported	$ (0.01)	$ (0.01)
Pro forma	$ (0.01)	$ (0.01)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and options may be granted in future years.

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of September 30, 2005, are as follows:

Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.00	-0-	0.00	$0.00	-0-	$0.00

Summary of Options Granted and Outstanding:

	For the three months ended September 30
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of period	-	$ -	-	$ -
Granted	-	$ -	200,000	$ 0.80
Exercised	-	$ -	-	$ -
Cancelled	-	$ -	(200,000)	$ (0.80)
Outstanding at end of period	-	-	-	$ -

The following table summarizes the pro forma operating results of the Company for September 30, 2005, had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

Pro forma net (loss) available to common stockholders	$ (337,938)

Pro forma basic and diluted gain per share	$ (0.10)

A summary of warrant activity for the three months ended September, 2005, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

Outstanding at June 30, 2005	8,975,000	$0.299	8,975,000	$0.299
Warrants cancelled	-	$ -	-	$ -
Warrants granted	12,359,780	$0.288	12,359,780	$0.288
Outstanding at September 30, 2005	21,334,780	$0.293	21,334,780	$0.293

At September 30, 2005, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number of Warrants	Exercise Price	Remaining Contractual Life	Number of Warrants	Exercise Price
$0.50	2,500,000	$0.50	5.37 yrs	2,500,000	$0.50
$0.33	125,000	$0.33	5.00 yrs	125,000	$0.33
$0.20	5,000,000	$0.20	4.39 yrs	5,000,000	$0.20

The Company has issued 12,359,780 warrants since the year ended June 30, 2005, at the rate of one warrant for each common share. The warrants have an exercise price range of $0.12 to $0.50 per share and a term ranging from 5 to 7 years. The fair value of the warrants has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.05. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 7%, zero dividend yield, volatility of the Company's common stock of 50% and an average remaining life of the warrants of 4.8094 years.

Note 9 - Convertible debt to shareholders

The Company received $1,550,000 convertible debt from shareholders during the three months ended September 30, 2005. The notes bear interest at 8% to 18% per annum and mature in October and December, 2007. There was an outstanding balance as of September 30, 2005, of $2,450,000. The notes are convertible into the Company’s common stock, par value $.001 per share at the lesser of (i) $0.10 per share or (ii) sixty-five (65%) percent of the average closing price of the common shares for the five (5) trading days prior to the date of the conversion provided, however, the Payee does not become the beneficial owner of ten (10%) percent or more of the voting securities of the Company, or otherwise be considered an “affiliate” of the Company. The Company shall not be obligated to issue the common stock in such an event.

The Company recorded interest expense totaling $268,600 and $2,013 for the three months ended September 30, 2005 and 2004, respectively.

Note 10 - Due from Power 3 Medical Products, Inc.

In May 2004, the Company entered into an Asset Purchase Agreement (the “Agreement”), among the Company, Power3, and Steven B. Rash and Ira Goldknopf (collectively, the "Shareholders"). The sale was approved by the Company’s shareholders by proxy. As provided in the Agreement, the Company sold to Power3 all of the Company’s assets in consideration for 15,000,000 shares of the common stock, par value $.001 per share, of Power3. The assets disposed of by the Company included all tangible personal property, intellectual property, rights in contracts that the Company is a party to, along with intangible property, including goodwill. In consideration for the benefits that they received by virtue of the transaction, each of the Shareholders agreed to make the representations, warranties, and indemnifications in the Agreement jointly and severally, along with the Company, and each of the Shareholders agreed to enter into and be bound by a Non-Competition Agreement and an Employment Agreement containing, among other things, covenants respecting confidentiality, non-competition and non-solicitation. The terms of the Agreement were determined by arms' length negotiations between the parties. Various amounts were expended subsequent to the transaction that are deemed to be the responsibility of Power3 et al. The total of those amounts is $149,551. Due to the nature of the ongoing discussions with the management team at Power3, this receivable has been determined to be impaired and a like amount has been recorded as doubtful account expense.

Note 11 - Related party transactions

At September 30, 2005 and 2004, the Company had incurred payables to certain officers for various operational related expenses in the amount of $697,462 and $-0-, respectively.

The Company has notes payable to the following related parties:

	September 30, 2005	September 30, 2004
Shareholders, unsecured, 18% interest, due October 26, 2005	50,000	-0-
Shareholders, unsecured, 5% interest per month, due July 15, 2005	350,000	-0-
Shareholders, unsecured, 18% interest , due October 30, 2007	400,000	-0-
Shareholders, unsecured, 18% interest, due November 3, 2007	50,000	-0-
Shareholders, unsecured, 18% interest, due November 16, 2007	50,000	-0-
Shareholders, unsecured, 18% interest, due November 26, 2007	50,000	-0-
Shareholders, unsecured, 8% interest, due December 1, 2007	1,500,000	-0-

	$ 2,450,000	$ -0-

Note 12 - Changes in common shares outstanding

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

Note 13 - Investment in common stock

The following table shows the Company’s fair market value method of investments’ gross unrealized gains and fair value, aggregated by length of time that individual securities have been in a continuous unrealized gain position, at September 30, 2005:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains	Fair Value	Unrealized Gains
Investments in equity securities carried at fair market value	$3,600,000	$ 600,000	$ -0-	$ -0-	$3,600,000	$ 600,000

The aggregate fair market value of the Company’s investments totaled $3,600,000 at September 30, 2005. The investments were evaluated for impairment pursuant to FAS-107, Disclosures about Fair Value of Financial Instruments, and the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments.

Note 14 - Unrealized securities gains

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

On June 1, 2005, the Company’s Board of Directors approved a merger with Todays Way Manufacturing, LLC, a New Jersey limited liability company. One hundred (100%) percent of the Membership Interests of Todays Way were acquired in exchange for $200,000 in cash, $300,000 in promissory notes, common stock valued at $450,000 as of July 10, 2005, and 755,000 options to purchase 755,000 shares of the Company’s common stock at a purchase price of $0.23. The options expire on May 31, 2015. The agreement was finalized on July 1, 2005, at which time all of the assets, liabilities and operations of Todays Way were acquired. Reference is made to that Form 8K filed by the Company on July 18, 2005, as related to Todays Way Manufacturing, LLC.

Note 16 - Disputed Liabilities and Cancellation of Debt

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

Note 17 - Commitments and contingencies

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

Note 18 - Pro forma Statement of Operations for the three months ended September 30, 2004 and September 30, 2005

The following unaudited data reflects the combined operations of the Company and its subsidiaries as of September 30, 2004.

	ILNP	EMC	UNIFIDE	TODAYS WAY		COMBINED
	Three months ended September 30, 2004	Three months ended September 30, 2004	Three months ended September 30, 2004	Three months ended September 30, 2004	Eliminations	Three months ended September 30, 2004

Net sales	$ -	$ 940,941	$2,674,050	$ 207,987	(207,987)	$3,614,991
Cost of goods sold		746,880	2,117,168	87,667	(207,987)	2,743,727

Gross profit	$ -	$ 194,062	$ 556,883	$ 120,320		$ 871,265

Selling & admin	20,833	74,171	324,190	80,609		499,803
Doubtful account expense	97,716	-	-	-		97,716
Salaries & contract labor	31,000	61,754	55,192	-		147,946
Depreciation & amortization	-	3,454	1,320	-		4,774
Legal & professional	500	6,081	20,872	-		27,453

Total expenses	$ 150,049	$ 145,460	$ 401,573	$ 80,609		$ 777,691

Net income (loss) from operations	(150,049)	48,602	155,310	39,711		93,574

Interest expense	2,013	36,761	27,891	5,447		72,112

Net income (loss) before income tax expense	$ (152,062)	$ 11,841	$ 127,419	$ 34,264		$ 21,462

Income tax expense	-	-	-	-		-

Net income (loss)	$ (152,062)	$ 11,841	$ 127,419	$ 34,264		$ 21,462

The following unaudited data reflects the combined operations of the Company and its subsidiaries as of September 30, 2005.

	ILNP	EMC	UNIFIDE	TODAYS WAY		COMBINED
	Three months ended September 30, 2005	Three months ended September 30, 2005	Three months ended September 30, 2005	Three months ended September 30, 2005	Eliminations	Three months ended September 30, 2005

Net sales	$ -	$2,010,974	$2,898,830	$ 67,745	(67,745)	$4,909,804
Cost of goods sold		1,512,389	2,023,090	25,691	(67,745)	3,493,425

Gross profit	$ -	$ 498,585	$ 875,740	$ 42,054		$1,416,379

Selling & admin	82,612	82,017	529,248	41,978		735,855
Doubtful account expense	149,551	-	-	-		149,551
Salaries & contract labor	-	54,450	149,472	-		203,922
Depreciation & amortization	12,795	3,951	3,939	8,517		29,202
Legal & professional	340,830	2,445	23,911	-		367,186

Total expenses	$ 585,789	$ 142,863	$ 706,570	$ 50,495		$1,485,716

Net income (loss) from operations	$(585,789)	$ 355,722	$ 169,170	$ (8,441)		$ (69,338)

Interest expense	191,080	37,788	38,962	770		268,600

Net income (loss) before income tax expense	$ (777,597)	$ 317,934	$ 130,208	$ (9,211)		$ (338,666)

Income tax expense	-	-	-	-		-

Net income (loss)	$ (777,597)	$ 317,934	$ 130,208	$ (9,211)		$ (338,666)

Note 19 - Balance sheet variances since June 30, 2005

Cash has increased by more than $440,000, principally from the issuance of debt and operational activities. It did increase by $20,000 from the issuance of stock and $20,000 from stock subscriptions. Accounts receivable, inventory, fixed assets, goodwill, line of credit with equipment lessor, accounts payable, and certain debt have increased as a result of the acquisitions of Unifide Industries LLC and Today’s Way Manufacturing LLC as discussed in Note 15 and in the Form 8K filed on July 18, 2005. Equity development fees paid for the assistance in locating equity financing totaled $678,835. Amortization of such fees totaled $12,592. Certain directors, upon their admittance to the Board of Directors, were issued a total of 300,000 shares of common stock in consideration for their services to be rendered to the Company’s Board over the twelve months of their appointment.

Selected balance sheet data as of September 30, 2004, follows:

	ILNP	EMC	UNIFIDE	TODAYS WAY		COMBINED
	September 30, 2004	September 30, 2004	September 30, 2004	September 30, 2004	Eliminations	September 30, 2004

Total assets	$33,486,690	$ 1,855,927	$ 4,289,207	$ 409,486		$40,041,310

Total Liabilities	$ 52,013	$ 1,361,611	$ 3,617,645	$ 415,464		$ 5,446,733

Selected balance sheet data as of September 30, 2005, follows:

	ILNP	EMC	UNIFIDE	TODAYS WAY		COMBINED
	September 30, 2005	September 30, 2005	September 30, 2005	September 30, 2005	Eliminations	September 30, 2005

Total assets	$ 9,490,923	$ 3,081,318	$ 5,578,700	$ 376,575	(1,991,095)	$16,536,421

Total Liabilities	$ 4,931,394	$ 1,283,712	$ 5,116,976	$ 428,311	(468,701)	$11,291,692

Note 20 - Subsequent events

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