Form 10-Q/A
period 2006-09-20
Industrial Enterprises of America, Inc.
filed 2006-09-21
CIK 1059677

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

Explanatory Note

As previously disclosed by Industrial Enterprises of America, Inc., a Nevada corporation (the “Company”), in Amendment No. 1 to the Transition Report on Form 10-KSB for the six months ended June 30, 2004 (the “Transition Report”), filed with the Securities and Exchange Commission (the “SEC”) on September 12, 2006, the Company amended and restated its financial statements, including the notes therein, for the six months ended June 30, 2004, in order to correct an error in recording the sale of its operating assets under the equity method of accounting instead of recording the transaction as an arms' length transaction recognizing the fair market value of the securities received in the transaction.   This Amendment No. 1 (this “Amendment No. 1”) to the Quarterly Report on Form 10-QSB for the period ended December 31, 2005 makes the same correction to the Company’s unaudited financial statements for such period.

Pursuant to the rules of the SEC, Item 6, "Exhibits," of Part II of this Amendment No. 1 to the Quarterly Report on Form 10-QSB for the period ended December 31, 2005 (the “Original Filing”) has been amended to contain updated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 only amends and restates the Items described above to reflect the effects of the restatement, and we have not modified or updated other disclosures presented in our Original Filing.  Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein.  Information not affected by this Amendment No. 1 is unchanged and reflects the disclosures made at the time of the Original Filing on February 14, 2006.

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

Todays Way Manufacturing is a contract manufacturer of liquid and aerosol products. Currently, Todays Way is solely producing for Unifide Industries. Revenue is recognized by toll manufacture of products.

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

INDUSTRIAL ENTERPRISES OF AMERICA
Balance Sheet
December 31, 2005
(Unaudited)
(restated)

December 31, 2005
(Unaudited)
ASSETS
Current Assets
Cash	$ 475,556
Accounts receivable, net of allowance of $15,000	3,838,913
Due from related parties	10,800
Due from Power 3 Medical Products	149,551
Allowance for doubtful account	(149,551)
Inventory, net of reserve of $45,000	4,305,632
Note receivable	500,000
Prepaid expenses	144,128
Total Current Assets	$ 9,275,029
Investment in common stock	1,242,150
Property, plant and equipment net of accumulated depreciation	346,056
Other Assets	122,531
Other intangibles, net of amortization of $28,916	83,596
Goodwill	4,519,038
TOTAL ASSETS	$ 15,588,400

The accompanying Notes are an integral part of these financial statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Balance Sheet
December 31, 2005
(Unaudited)
(restated)

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Current maturities of long term debt	$ 944,249
Accounts payable	3,978,220
Payable related parties	359,180
Accrued payables	137,214
Accrued interest	91,961
Accrued interest to shareholders and related parties	342,337
Total Current Liabilities	$ 5,853,161
Long Term Liabilities
Notes payable net of current debt	2,294,157
Convertible notes payable	2,280,000
Notes payable related parties	2,033,177
Total Long Term Liabilities	$ 6,607,334
Total Liabilities	$ 12,460,495
Shareholders' Equity
Preferred stock, $0.001 par value,
10,000,000 shares authorized; -0- shares issued and
outstanding as of December 31, 2005	$ -
Common stock, $0.001 par value,
150,000,000 shares authorized; 47,213,090 shares issued and
outstanding as of December 31, 2005	$ 47,213
Additional paid-in capital	8,708,052
Subscribed stock payable	26,489
Shareholder receivable	(6,000)
Director fees, unamortized	(33,750)
Equity development fees, unamortized	(817,705)
Unrealized security gain (loss)	(1,703,595)
Retained (deficit)	(3,092,799)
Total Shareholders' Equity	$ 3,127,905
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$ 15,588,400

The accompanying Notes are an integral part of these financial statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statement of Operations
(Unaudited)
(restated)

	Three Months Ended		Six Months Ended
	Dec 31, 2005	Dec 31, 2004	Dec 31, 2005	Dec 31, 2004
Revenues	$ 5,626,379	$ 1,348,787	$ 10,551,573	$ 1,348,787

Cost of Goods Sold	4,236,325	1,126,505	7,745,140	1,126,505

Gross Profit	$ 1,390,054	$ 222,282	$ 2,806,433	$ 222,282

Expenses:
Selling, general & administrative	$ 879,515	$ 171,986	$ 1,869,515	$ 193,632
Allowance for doubtful account	-	6,556	-	104,272
Salaries and contract labor	216,365	107,774	420,287	116,274
Depreciation and amortization	94,754	5,971	123,957	5,971
Legal and professional fees	140,963	944,718	269,548	966,866
Total Expenses	$ 1,331,597	$ 1,236,967	$ 2,683,307	$ 1,387,016
Income (loss) from operations	$ 58,457	$ (1,014,685)	$ (26,425)	$ (1,164,734)

Interest expense related party	229,495	9,025	343,349	11,038
Interest expense other	276,061	43,286	432,253	43,286
Total interest expense	$ 505,556	$ 52,311	$ 775,602	$ 54,324
Net (Loss) from operations	$ (447,099)	$ (1,066,996)	$ (652,476)	$ (1,219,058)

Gain on sale of stock	506,778	-	506,778	-
Interest income	1,200	-	2,440	-
Provision for income taxes	-	9,338	-	9,338
Miscellaneous income	7,575	3,000	7,849	3,000

Net income (loss)	$ 68,454	$ (1,054,658)	$ (135,409)	$ (1,206,720)

Net income (loss) per share basic and diluted	$ 0.00	$ (0.06)	$ (0.00)	$ (0.06)

Weighted average number of common shares outstanding	45,328,307	18,577,750	40,851,868	18,577,750

The accompanying Notes are an integral part of these financial statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statement of Cash Flows
(Unaudited)
(restated)

	Six Months Ended
	December 31, 2005	December 31, 2004
Operating activities
Net income (loss)	$ (135,409)	$ (1,206,720)
Non-cash items
Depreciation and amortization	123,957	5,971
Stock based compensation	155,880	-
Gain on sale of stock	(451,425)	-
Net changes in working capital accounts
Accounts receivable	(852,950)	(284,619)
Related party receivable	186,684	-
Other receivable	-	(150,466)
Inventory	(415,537)	41,128
Prepaid expenses	(93,679)	77,435
Accounts payable	544,767	10,474
Due to related party	304,773	6,794
Accrued interest	86,128	-
Accrued interest related party	281,733	11,038
Current notes payable	-	100,638
Current notes payable related party	644,326	-
Other payables	13,784	-
Accrued expenses	(504,817)	545,932
Net cash (used) by operating activities	$ (111,785)	$ (842,394)
Investing activities
Additions to property, plant and equipment	(134,864)	(5,264)
Investment in common stock	5,767	-
Proceeds from sale of Power 3 Medical Products stock	55,266	-
Investment in subsidiaries	(1,434,424)	-
Other	(20,000)	(1,013)
Net cash (used) by investing activities	$ (1,528,255)	$ (6,277)
Financing activities
Payments towards bank line of credit	-	103,356
Proceeds from issuance of debt	9,328,276	-
Principal payments on debt	(7,273,195)	-
Proceeds from notes payable related party and shareholders	50,000	300,000
Payments on related party loans	(334,068)	-
Proceeds from issuance of common stock	40,000	8,000
Equity development fees	(50,000)	315,000
Net cash provided by Financing Activities	$ 1,761,013	$ 726,356
Net cash increase for period	$ 120,973	$ (122,315)
Cash at beginning of period	354,583	133,219
Cash at end of period	$ 475,556	$ 10,904

The accompanying Notes are an integral part of these financial statements.

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:
Interest paid	$ 407,741	$ 43,286
SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Notes receivable for Power 3 Medical Products stock sales	$ 500,000	$ -
Notes payable for Unifide and Todays Way acquisitions	$ 3,750,000	$ -
Debt converted to common stock	$ 52,500	$ 70,404
Accrued interest converted to stock	$ -	$ 20,071
Stock issued for Unifide acquisition	$ 1,050,000	$ -
Stock issued for Todays Way acquisition	$ 450,000	$ -
Stock issued for services	$ 173,750	$ -
Stock issued for employment agreement	$ 42,500	$ -
Stock issued for equity development fees	$ 628,890	$ -
Stock issued for director fees	$ 45,000	$ -
Stock cancelled	$ 5,000	$ -

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

Note 2 - Restatement of financial statements due to accounting error

After lengthy discussions with the Securities and Exchange Commission personnel and the Company’s auditors, the Company has determined that it should restate the financial statements for the six months ended December 31, 2005, due to an error in recording the sale of its operating assets under the equity method of accounting instead of recording the transaction as an arms' length transaction recognizing the fair market value of the securities received in a transaction disposing its assets during the fiscal year ended June 30, 2004, the transition period. (See Footnote 15 - Mergers and Acquisitions.) The effect of the change required a restatement of the September 30, 2004, financial statements in order to properly reflect the asset value and the related adjustment to current and prior period earnings. The effect of this change was to increase the net loss for the period ended December 31, 2005, by $10,018, increase assets by $1,559,957, increase total liabilities by $6,210 and increase shareholders’ equity by $1,553,746.

Note 3 - Going concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 - Inventory

As of December 31, 2005, inventory consisted of the following:

Raw materials	$1,317,431
Work-in-process	176,873
Packaging materials	1,415,509
Finished goods	1,440,819

Total inventory	$4,350,632

Note 5 - Depreciation and amortization

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

Depreciation for the six months ended December 31, 2005, and December 31, 2004, totaled $45,076 and $5,971, respectively.

Equity development fees, employment agreement of chief financial officer and director fees are recorded at cost. Amortization is computed using the straight-line method over the agreed period to which services from the respective grantee is expected. The ranges of agreed periods of services used in computing amortization are as follows:

Equity development fees	2 - 5 years
Director fees	1 year
Employment agreement	3 years

Equity development fees totaled $885,335 and director fees totaled $73,500 for the six months ended December 31, 2005, and $-0- for either fee for the six months ended December 31, 2004.

	December 31, 2005	December 31, 2004
Equity development fees	$ 885,335	$ -
Director fees	45,000	-
Employment agreement	42,500	-
Less accumulated amortization	(78,881)	-
Net unamortized costs	$ 893,954	$ -

Amortization for the six months ended December 31, 2005, and December 31, 2004, totaled $78,881 and $-0-, respectively.

Note 6 - Goodwill

Goodwill is the result of the acquisitions of EMC Packaging (October 2004), Unifide Industries (July 2005), and Todays Way Manufacturing (July 2005). The following outlines the calculations for goodwill related to these acquisitions:

	EMC Pkg	Unifide	Todays Way	Total
Purchase price	$ 808,474	$3,050,000	$ 950,000	$ 4,808,474
Less assets acquired	(1,730,325)	(4,959,477)	(399,257)	(7,089,059)
Add liabilities assumed	1,339,880	5,017,960	441,783	6,799,623

Costs in excess of net assets acquired	$ 418,029	$3,108,483	$ 992,526	$ 4,519,038

Amortization expense related to goodwill for the six months ended December 31, 2005, and 2004, were $-0- and $-0-, respectively.

Note 7 - Earnings per share

Basic earnings per share (EPS) includes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock.

There are warrants to issue an additional 28,840,334 shares as of December 31, 2005, and -0- as of September 30, 2004. None of these warrants have been exercised as of December 31, 2005.

Note 8 - Warrants and options

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

	For the Six Months Ended December
	2005	2004
Net (loss), as reported	$(135,409)	$(1,206,720)
Less compensation cost determined under the fair value method	-	-
Pro forma net (loss)	$(135,409)	$(1,206,720)

Basic and dilutive (loss) per share:
As reported	$ (0.00)	$ (0.06)
Pro forma	$ (0.00)	$ (0.06)

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

Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable	Exercise Price
$0.00	-0-	0.00	$0.00	-0-	$0.00

Summary of Options Granted and Outstanding:

	For the six months ended December 31
	2005		2004
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of period	-	$ -	200,000	$ 0.80
Granted	-	$ -	2,600,000	$ 0.50
Exercised	-	$ -	-	$ -
Cancelled	-	$ -	(200,000)	$ (0.80)
Outstanding at end of period	-	-	2,600,000	$ 0.50

The following table summarizes the pro forma operating results of the Company for December 31, 2005, had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

Pro forma net (loss) available to common stockholders	$ (135,409)

Pro forma basic and diluted loss per share	$ (0.00)

A summary of warrant activity for the six months ended December 31, 2005, is as follows:
	Number of Warrants	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

Outstanding at June 30, 2005	8,975,000	$0.277	8,975,000	$0.277
Warrants cancelled	-	$ -	-	$ -
Warrants exercised	(1,000,000)	$(0.20)	(1,000,000)	$(0.20)
Warrants granted	19,865,334	$0.255	19,865,334	$0.255
Outstanding at December 31, 2005	28,840,334	$0.271	28,840,334	$0.271

At December 31, 2005, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number of Warrants	Exercise Price	Remaining Contractual Life	Number of Warrants	Exercise Price
$0.50	3,100,000	$0.50	5.00 yrs	3,100,000	$0.50
$0.33	1,150,000	$0.33	5.81 yrs	1,150,000	$0.33
$0.30	873,670	$0.30	4.53 yrs	873,670	$0.30
$0.285	10,312,499	$0.285	4.55 yrs	10,312,499	$0.285
$0.25	125,000	$0.25	4.45 yrs	125,000	$0.25
$0.23	2,500,000	$0.23	9.42 yrs	2,500,000	$0.23
$0.20	4,000,000	$0.20	3.87 yrs	4,000,000	$0.20
$0.1824	937,500	$0.1824	4.55 yrs	937,500	$0.1824
$0.175	4,641,665	$0.175	4.87 yrs	4,641,665	$0.175
$0.12	200,000	$0.12	6.41 yrs	200,000	$0.12

As of December 31, 2005, warrants for 28,840,334 shares of common stock have not been exercised.

The Company has issued 19,865,334 warrants since the year ended June 30, 2005, at the rate of one warrant for each common share. The warrants have an exercise price range of $0.12 to $0.50 per share and a term ranging from 5 to 9 years. The fair value of the warrants has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $0.0462. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 8%, zero dividend yield, volatility of the Company's common stock of 50% and an average remaining life of the warrants of 5.0674 years.

Note 9 - Shareholder and related party debt

The Company received $170,000 convertible debt from shareholders during the three months ended December 31, 2005. The notes bear interest 12% per annum and mature in January, 2006. There was an outstanding balance as of December 31, 2005, of $2,507,626. The notes are convertible into the Company’s common stock, par value $.001 per share at the lesser of (i) $0.10 per share or (ii) sixty-five (65%) percent of the average closing price of the common shares for the five (5) trading days prior to the date of the conversion provided, however, the Payee does not become the beneficial owner of ten (10%) percent or more of the voting securities of the Company, or otherwise be considered an “affiliate” of the Company. The Company shall not be obligated to issue the common stock in such an event.

The Company recorded interest expense totaling $775,602 and $54,324 for the six months ended December 31, 2005 and 2004, respectively.

Note 10 - Due from Power 3 Medical Products, Inc.

In May 2004, the Company entered into an Asset Purchase Agreement (the “Agreement”), among the Company, Power3, and Steven B. Rash and Ira Goldknopf (collectively, the "Shareholders"). The sale was approved by the Company’s shareholders by proxy. As provided in the Agreement, the Company sold to Power3 all of the Company’s assets in consideration for 15,000,000 shares of the common stock, par value $.001 per share, of Power3. The assets disposed of by the Company included all tangible personal property, intellectual property, rights in contracts that the Company is a party to, along with intangible property, including goodwill. In consideration for the benefits that they received by virtue of the transaction, each of the Shareholders agreed to make the representations, warranties, and indemnifications in the Agreement jointly and severally, along with the Company, and each of the Shareholders agreed to enter into and be bound by a Non-Competition Agreement and an Employment Agreement containing, among other things, covenants respecting confidentiality, non-competition and non-solicitation. The terms of the Agreement were determined by arms' length negotiations between the parties. Various amounts were expended subsequent to the transaction that are deemed to be the responsibility of Power3 et al. The total of those amounts are $149,551. Due to the nature of the ongoing discussions with the management team at Power3, this receivable has been determined to be impaired and a like amount has been recorded as doubtful account expense during the year ended June 30, 2005.

Note 11 - Related party transactions

At December 31, 2005 and 2004, the Company had incurred payables to certain officers for various operational related expenses in the amount of $359,180 and $-0-, respectively.

The Company has notes payable to the following related parties:

	December 31, 2005	December 31, 2004
Shareholders, unsecured, 18% interest, due October 26, 2005	$ 50,000	$ 50,000
Shareholders, unsecured, 5% interest per month, due July 15, 2005	350,000	-0-
Shareholders, unsecured, 18% interest , due October 30, 2007	400,000	100,000
Shareholders, unsecured, 18% interest, due November 3, 2007	50,000	50,000
Shareholders, unsecured, 18% interest, due November 16, 2007	50,000	50,000
Shareholders, unsecured, 18% interest, due November 26, 2007	50,000	50,000
Shareholders, unsecured, 8% interest, due December 1, 2007	1,387,626	-0-
Shareholders, unsecured, 12% interest, due January 30, 2006	170,000	-0-

Total	$ 2,507,626	$ 300,000

Note 12 - Changes in common shares outstanding

Included in the table below are the changes in common shares since June 30, 2005. See Note 15 for discussion of mergers and acquisitions affecting common shares.

Common
Shares
Outstanding common shares at June 30, 2005	37,139,190
Debt converted to stock	2,200,000
Stock issued to Unifide Industries LLC members	4,188,000
Stock issued to Todays Way Manufacturing LLC members	1,812,000
Stock issued for services	6,533,900
Stock issued for cash	300,000
Stock issued for shareholder receivable	40,000
Stock cancelled	(5,000,000)

Outstanding common shares at December 31, 2005	47,213,090

Note 13 - Investment in common stock

The following table shows the Company’s fair market value method of investments’ gross unrealized losses and fair value, aggregated by length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2005:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Investments in equity securities carried at fair market value	$ 1,242,150	$ 1,703,595	$ -0-	$ -0-	$ 1,242,150	$ 1,703,595

The aggregate fair market value of the Company’s investments totaled $1,242,150 at December 31, 2005. The investments were evaluated for impairment pursuant to FAS-107, Disclosures about Fair Value of Financial Instruments, and the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments.

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

Note 16 - Disputed Liabilities and Cancellation of Debt

On November 28, 2005, the Board of Directors of the Company, based on legal and accounting research, concluded that approximately $1,900,000 should be removed from the Company’s disputed liabilities. It was concluded that in the Power3 transaction, many of the liabilities of the Company were actually assumed by Power3 when Power3 purchased the stock of a subsidiary of the Company, Advanced Bio/Chem, Inc. (Texas) (“AVBC Texas”). Power3 purchased all of the assets of the Company in the transaction and the stock of AVBC Texas was one of those assets. The liabilities being removed were liabilities of AVBC Texas and should not have been reflected as liabilities of the Company following the Power3 transaction.

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

Note 18 - Proforma Statement of Operations for the three months ended December 31, 2004 and December 31, 2005

The following unaudited data reflects the combined operations of the Company and its subsidiaries as of December 31, 2004.

	ILNP	EMC	UNIFIDE	Todays Way		COMBINED
	Three months ended December 31, 2004	Three months ended December 31, 2004	Three months ended December 31, 2004	Three months ended December 31, 2004	Eliminations	Three months ended December 31, 2004

Net sales	$ -	$1,348,787	$3,471,460	$497,568	(497,568)	$4,820,247
Cost of goods sold	-	1,126,505	3,125,579	268,723	(497,568)	4,023,239

Gross profit	$ -	$222,282	$345,881	$228,845		$797,008

Selling & admin	96,058	70,752	449,272	129,915		745,997
Salaries & contract labor	656,000	84,273	105,851	60,923		907,047
Depreciation & amortization	-	1,293	6,365	42,950		50,608
Legal & professional	269,085	79,700	5,688	3,853		358,326

Total expenses	$1,021,143	$236,018	$567,176	$237,641		$2,061,978

Net income (loss) from operations	$(1,021,143)	$(13,736)	$(221,295)	$(8,796)		$(1,264,970)

Interest expense	9,025	43,286	24,975	7,766		85,052

Net income (loss) before income tax expense	$(1,030,168)	$(57,022)	$(246,270)	$(16,562)		$(1,350,022)

Income tax expense	-	-	-	-		-

Net income (loss)	$(1,030,168)	$(57,022)	$(246,270)	$(16,562)		$(1,350,022)

The following unaudited data reflects the combined operations of the Company and its subsidiaries as of December 31, 2005.

	ILNP	EMC	UNIFIDE	Todays Way		COMBINED
	Three months ended December 31, 2005	Three months ended December 31, 2005	Three months ended December 31, 2005	Three months ended December 31, 2005	Eliminations	Three months ended December 31, 2005

Net sales	$ -	$1,092,943	$4,533,436	$15,390	$(15,390)	$5,626,379
Cost of goods sold	-	940,975	3,310,740	-	(15,390)	4,236,325

Gross profit	$ -	$151,968	$1,222,696	$15,390		$1,390,054

Selling & admin	51,441	54,780	757,723	439		864,383
Salaries & contract labor	35,000	63,525	152,840	-		216,365
Depreciation & amortization	66,727	4,772	14,636	8,136		94,271
Legal & professional	65,000	16,703	10,860	-		92,563

Total expenses	$218,168	$139,780	$936,059	$8,575		1,302,582

Net income (loss) from operations	(218,168)	12,188	286,637	$6,815		87,472

Interest expense	289,872	140,216	75,468	1,549		507,105

Net income (loss) before income tax expense	$(508,040)	$(152,404)	$211,169	$5,266		$(444,009)

Other Income	506,788	5,553	-	122		512,463
Income tax expense	-	-	-	-		-

Net income (loss)	$ (1,252)	$(146,851)	$211,169	$5,388		$68,454

Note 19 - Balance sheet variances since June 30, 2005

Cash has increased by more than $120,000, principally from the issuance of debt and from operational activities. Accounts receivable, inventory, fixed assets, goodwill, line of credit with equipment lessor, accounts payable, and certain debt have increased as a result of the acquisitions of Unifide Industries LLC and Todays Way Manufacturing LLC as discussed in Note 15 and in the Form 8K filed on July 18, 2005. Equity development fees paid for the assistance in locating equity financing totaled $885,335. Amortization of such fees totaled $66,289. Certain directors, upon their admittance to the Board of Directors, were issued a total of 300,000 shares of common stock in consideration for their services to be rendered to the Company’s Board over the twelve months of their appointment.

Selected balance sheet data as of December 31, 2004, follows:

	ILNP	EMC	UNIFIDE	Todays Way		COMBINED
	December 31, 2004	December 31, 2004	December 31, 2004	December 31, 2004	Eliminations	December 31, 2004

Total assets	$13,784,218	$1,927,824	$4,691,461	$415,776		$20,819,279

Total Liabilities	$898,355	$1,433,029	$4,259,169	$436,951		$7,027,504

Selected balance sheet data as of December 31, 2005, follows:
	ILNP	EMC	UNIFIDE	Todays Way		COMBINED
	December 31, 2005	December 31, 2005	December 31, 2005	December 31, 2005	Eliminations	December 31, 2005

Total assets	$8,053,009	$2,699,885	$6,691,272	$366,622	(2,132,911)	$15,677,877

Total Liabilities	$5,605,987	$1,209,130	$5,860,712	$412,868	(628,202)	$12,460,495

Note 20 - Subsequent events

On January 17, 2006, the Company signed a Membership Interest Purchase Agreement to acquire a supplier of automotive and chemical products based outside of Pittsburgh, Pennsylvania. The Company closed the transaction and completed the acquisition of Spinwell Holding Company, LLC, a limited liability company organized under the laws of the State of Ohio, which owns all of the issued and outstanding membership interests of (i) Pitt Penn Oil Co., LLC, a limited liability company organized under the laws of the State of Ohio, and (ii) Pitt Penn Oil DISC Company, a Delaware corporation (together Pitt Penn), for consideration consisting of an aggregate amount of four million dollars ($4,000,000) subject to adjustment as provided in the Agreement. The terms of the Agreement were determined by arms’ length negotiations between the parties. The Company, as the new parent company of Pitt Penn and through the subsidiaries, intends to continue to market and sell the products offered by Pitt Penn prior to the purchase of the Pitt Penn membership interests under the Agreement. Pitt Penn produces private label products including engine oil, transmission, oil, antifreeze, washer solvent, brake fluid and gasoline additives. The Company has commenced moving some of its existing operations into Pitt Penn’s facilities, which were being utilized at less than full capacity.

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

The comparative data included in the Results of Operations and the Liquidity and Capital Resources sections below contain data for the six month period ended December 31, 2004, consisting of pre-acquisition Unifide and Todays Way data. The six month period ended December 31, 2005 data consists of post-acquisition Unifide and Todays Way data and includes the operations of EMC, Unifide and Todays Way.

Three Months Ended December 31, 2005 as Compared to Three Months Ended December 31, 2004

Revenue and gross profit for the three months ended December 31, 2005 was $5,626,379 and $1,390,054, respectively, as compared to $1,348,787 and $222,282, respectively, for the same period ended December 31, 2004 and reflects the revenue and gross profit derived from Unifide’s and Todays Way’s operations during the quarter. Additionally, the Company recognized a gain of $506,778 due to sales of shares of common stock of Power3 Medical Products, Inc., a New York corporation in private and public transactions. No such gain was recorded during the prior year’s period.

Total operating expenses for the three months ended December 31, 2005 was $1,331,597 as compared to $1,236,967 for the same period in 2004. $879,515 of this amount was due to selling, general and administrative expenses which was a direct reflection of the addition of Unifide and Todays Way. This compares to $171,986 in selling, general and administrative expenses for the same period ended December 31, 2004.

Interest expenses for the three months ended December 31, 2005 and 2004 was $505,556 and $52,311, respectively, with the increase primarily attributable to the debt incurred in the acquisition of Unifide and Todays Way during the previous quarter.

The result of the above was a net gain for the three months ended December 31, 2005 of $68,454, compared to a net loss of $ (1,054,658) in the same period in 2004.

Six Months Ended December 31, 2005 as Compared to Six Months Ended December 31, 2004

Revenue and gross profit for the six months ended December 31, 2005 was $10,551,573 and $2,806,433, respectively, as compared to $1,348,787 and $222,282, respectively, for the same period ended December 31, 2004 and reflects the revenue and gross profit derived from Unifide’s and Todays Way’s operations during the quarter. As stated above, the Company recognized a gain of $506,778 due to sales of shares of common stock of Power3 Medical Products, Inc., a New York corporation in private and public transactions. No such gain was recorded during the prior year’s period.

Total operating expenses for the six months ended December 31, 2005 was $2,683,307 as compared to $1,387,016 for the same period in 2004. $1,869,515 of this amount was due to selling, general and administrative expenses which was a direct reflection of the addition of Unifide and Todays Way. This compares to $193,632 in selling, general and administrative expenses for the same period ended December 31, 2004.

Interest expenses for the six months ended December 31, 2005 and 2004 was $775,602 and $54,324, respectively, with the increase primarily attributable to the debt incurred in the acquisition of Unifide and Todays Way.

The result of the above was a net loss for the six months ended December 31, 2005 of $(135,409), compared to a net loss of $(1,206,720) in the same period in 2004.

Net (loss) income per share basic and diluted for the three and six months ended December 31, 2005 was $0.00 and $(0.00) per share, respectively, compared to $(0.06) and $(0.06) in the respective periods for the prior year.

Liquidity and Capital Resources

Net cash provided by operations for the six months ending December 31, 2005 was a negative $(111,785), compared to a negative cash provided by operations for the six months ending December 31, 2004 of $(783,981). This decrease in funds used by operations was mostly attributable to a reduction in the net loss of the Company of $1,071,311 as compared to the same period ending December 31, 2004 and was offset by non-cash items.

Net cash provided by investing activities was a negative $(1,528,255) in the six months ending December 31, 2005 as compared to a negative $(6,277) for the six months ending December 31, 2004. The major portion of this difference is due to $1,434,424 being invested in the Company’s subsidiaries during the period ended December 31, 2005 as compared to $0.00 being invested in the Company’s subsidiaries during the period ended December 31, 2004.

Net cash provided by financing activities was $1,761,015, in the six months ending December 31, 2005 as compared to $667,944 for the six months ending December 31, 2004.

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

Industrial Enterprises of America, Inc.
(Registrant)

Dated: September 20, 2006
By: /s/ James W. Margulies
James W. Margulies
Chief Financial
Officer
Dated: September 20, 2006
By: /s/ John Mazzuto
John D. Mazzuto
Director, Chief Executive
Officer, Chairman of the Board, President
and Assistant Secretary