Form 10QSB/A
period 2006-03-31
Industrial Enterprises of America, Inc.
filed 2006-11-03
CIK 1059677

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB
Amendment No. 1

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2006

[ ] Transition Report under Section 13 or 15(d) of the Exchange Act For the Transition Period from ________ to ___________

Commission File Number: 1-32881

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

Explanatory Note

As previously disclosed by Industrial Enterprises of America, Inc., a Nevada corporation (the “Company”), in Amendment No. 1 to the Transition Report on Form 10-KSB for the six months ended June 30, 2004 (the “Transition Report”), filed with the Securities and Exchange Commission (the “SEC”) on September 12, 2006, the Company amended and restated its financial statements, including the notes therein, for the six months ended June 30, 2004, in order to correct an error in recording the sale of its operating assets under the equity method of accounting instead of recording the transaction as an arms’ length transaction recognizing the fair market value of the securities received in the transaction.   This Amendment No. 1 (this “Amendment No. 1”) to the Quarterly Report on Form 10-QSB for the period ended March 31, 2006 makes the same correction to the Company’s unaudited financial statements for such period.

Pursuant to the rules of the SEC, Item 6, "Exhibits," of Part II of this Amendment No. 1 to the Quarterly Report on Form 10-QSB for the period ended March 31, 2006 (the “Original Filing”) has been amended to contain updated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 only amends and restates the Items described above to reflect the effects of the restatement, and we have not modified or updated other disclosures presented in our Original Filing.  Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein.  Information not affected by this Amendment No. 1 is unchanged and reflects the disclosures made at the time of the Original Filing on May 23, 2006.

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

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Balance Sheet
March 31, 2006
(Unaudited)
(restated)

March 31, 2006
(Unaudited)
ASSETS
Current Assets
Cash	$ 125,505
Accounts receivable, net of allowance of $164,551	5,977,208
Other receivables	48,750
Inventory, net of reserve of $2,445,000	8,284,802
Note receivable	500,000
Prepaid expenses	340,190
Total Current Assets	$ 15,276,455
Investment in common stock	2,617,034
Property, plant and equipment net of accumulated depreciation	10,515,033
Other Assets	138,776
Other intangibles, net of amortization of $28,916	83,113
Loan fees	808,509
Goodwill	5,135,038
TOTAL ASSETS	$ 34,573,958

The accompanying Notes are an integral part of these financial statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Balance Sheet
March 31, 2006
(Unaudited)
(restated)

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Current maturities of long term debt	$ 2,267,678
Accounts payable	7,893,258
Payable related parties	58,782
Accrued payables	857,862
Accrued interest	263,000
Accrued interest to shareholders and related parties	2,302
Total Current Liabilities	$ 11,342,883
Long Term Liabilities
Notes payable net of current debt	7,494,889
Convertible notes payable	8,958,371
Notes payable related parties	1,129,918
Discount on notes payable	(7,598,587)
Total Long Term Liabilities	$ 9,984,591
Total Liabilities	$ 21,327,474
Shareholders' Equity
Preferred stock, $0.001 par value,
10,000,000 shares authorized; -0- shares issued and
outstanding as of March 31, 2006	$ -
Common stock, $0.01 par value,
15,000,000 shares authorized; 5,491,928 shares issued and
outstanding as of March 31, 2006	$ 54,919
Additional paid-in capital	23,039,219
Subscribed stock payable	433,989
Shareholder receivable	(6,000)
Director fees, unamortized	(51,000)
Equity development fees, unamortized	(563,963)
Unrealized securities gains (losses)	(326,978)
Retained (deficit)	(8,910,471)
Total Shareholders' Equity	$ 13,246,484
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$ 34,573,958

The accompanying Notes are an integral part of these financial statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statement of Operations
(Unaudited)
(restated)

	Three Months Ended		Nine Months Ended
	31-Mar-06	31-Mar-05	31-Mar-06	31-Mar-05
	(Restated)	(Restated)	(Restated)	(Restated)

Revenues	$9,015,508	$831,831	$19,567,081	$2,180,618

Cost of Goods Sold	8,557,127	740,592	16,302,267	1,867,097
Write Down of Inventory	2,400,000	-	2,400,000	-

Gross Profit	($1,941,619)	$91,239	$864,814	$313,521

Expenses:
Selling, general & administrative	534,359	139,727	2,403,874	336,707
Doubtful account expense	-	45,279	-	149,551
Salaries and contract labor	1,002,708	417,430	1,422,995	1,514,807
Depreciation and amortization	246,882	3,900	370,839	4,502
Legal and professional fees	630,488	273,539	1,323,267	584,905
Operations consolidation expense	250,000	-	250,000	-
Total Expenses	$2,664,437	$879,875	$5,770,975	$2,590,472
Income (loss) from operations	($4,606,056)	($788,636)	($4,906,161)	($2,276,951)

Interest expense	2,253,068	65,705	3,028,670	120,030

Proceeds from sale of securities	27,024	-	533,802	-
Miscellaneous income	-1,662	3,000	8,627	6,000

Net income (loss)	($6,833,762)	($851,341)	($7,392,402)	($2,390,981)

Net income (loss) per share basic and diluted	($1.60)	($0.39)	($1.61)	($1.24)

Weighted average number of common shares outstanding	4,276,915	2,159,481	4,602,476	1,927,983

The accompanying Notes are an integral part of these financial statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statements of Cash Flows
(Unaudited)
(restated)
	Nine Months Ended
	March 31, 2006 (restated)	March 31, 2005 (restated)
Operating activities
Net income (loss)	$ (7,392,402)	$ (1,963,379)
Non-cash items
Depreciation and amortization	527,219	4,502
Doubtful account expense	-	149,551
Stock based compensation	938,602	318,000
Stock based interest expense	1,859,150	-
Stock sales for notes receivable	(451,425)	-
Net changes in working capital accounts
Accounts receivable	1,284,477	71,939
Other receivable	(48,750)	(82,234)
Related party receivable	197,484	(269,984)
Prepaid expenses	(104,947)	25,269
Notes receivable security sales	(500,000)	-
Inventory	888,831	123,313
Other current assets	29,590	-
Accounts payable	1,994,746	(7,735)
Related party payable	396,750	3,000
Accrued interest	407,362	-
Accrued interest related parties	(1,365)	37,036
Current notes payable related party	(232,340)	-
Accrued expenses	(472,670)	245,173
Other payables	(74,997)	-

Net cash (used) by operating activities	$ (754,685)	$ (1,345,549)
Investing activities
Additions to property, plant and equipment	(234,890)	(1,803)
Proceeds from sale of Power 3 Medical Products stock	55,988	-
Investment in subsidiaries	(7,742,597)	-
Other	-	(1,013)
Net cash (used) by investing activities	$ (7,921,499)	$ (2,816)
Financing activities
Proceeds from issuance of debt	$ 26,474,828	$ -
Principal payments on debt	(18,451,888)	(210,636)
Proceeds from notes payable related party and shareholders	1,129,918	550,000
Payments on related party loans	(1,250,442)	-
Proceeds from issuance of common stock	295,690	899,000
Subscribed stock	410,000	2,000
Equity development fees	(161,000)	-
Net cash provided by Financing Activities	$ 8,447,106	$ 1,240,864
Net cash increase for period	$ (229,078)	$ (108,001)
Cash at beginning of period	354,583	123,531
Cash at end of period	$ 125,505	$ 15,530

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:
Interest paid	$ 987,293	$ 82,992

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Notes receivable for Power 3 Medical Products stock sales	$ 500,000	$ -
Notes payable for Unifide and Today Way’s acquisition	$ 3,750,000	$ -
Debt converted to common stock	$ 86,319	$ 96,409
Debt converted to paid in capital	$ -	$ 699,434
Accrued interest converted to stock	$ 469,796	$ 33,660
Stock issued for EMC Packaging, Inc.	$ -	$ 808,474
Stock issued for Unifide acquisition	$ 1,050,000	$ -
Stock issued for Today’s Way acquisition	$ 450,000	$ -
Stock issued for services	$ 1,638,372	$ 723,000
Stock issued for employment agreement	$ 42,500	$ -
Stock issued for equity development fees	$ 2,525,343	$ -
Stock issued for director fees	$ 73,500	$ -
Stock cancelled	$ (5,000)	$ -

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

Note 2 - Restatement of financial statements due to accounting error

After lengthy discussions with the Securities Exchange Commission personnel and the Company’s auditors, the Company has determined that it should restate the financial statements for the nine months ended March 31, 2006, due to an error in recording the sale of its operating assets under the equity method of accounting instead of recording the transaction as an arms length transaction recognizing the fair market value of the securities received in a transaction disposing its assets during the fiscal year ended June 30, 2004, the transition period. (See Footnote 17 - Mergers and Acquisitions.)

In addition, certain financing arrangements included detachable warrants which were not previously fair valued pursuant to APB 14, FASB 133 and EITF 00-27. Debt and warrants have been fair valued, accordingly, causing a requirement for the restatement of the financial statements for the nine months ended March 31, 2006 and 2005.

The effect of the referenced changes required a restatement of the March 31, 2006, financial statements in order to properly reflect the asset value and the related adjustment to current and prior period earnings. The effect of this change was to increase the net loss for the period ended March 31, 2006, by $2,056,427, increase assets by $1,039,742, decrease total liabilities by $7,459,741 and increase shareholders’ equity by $8,499,483.

Note 3 - Going concern

As shown in the accompanying financial statements, the Company has incurred recurring losses from operations. This raises substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Note 4 - Inventory

As of March 31, 2006, inventory consisted of the following:
Raw materials	$ 4,062,800
Work-in-process	51,168
Packaging	1,110,759
Finished goods	3,060,075
Total inventory	$ 8,284,802

Note 5 - Depreciation and amortization

Property and equipment, consisting primarily of molds, tools, and office equipment, additions for the nine months ended March 31, 2006 totaled $10,515,033.

	March 31, 2006	March 31, 2005
Plant & equipment	$7,161,458	$ 106,033
Office equipment	130,089	4,070
Vehicles	30,483	-
Leasehold improvements	3,412,382	-
Less: Accumulated depreciation	(219,379)	(7,628)
Net fixed assets	$10,515,033	$ 102,475

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

Equity development fees totaled $563,963 for the nine months ended March 31, 2006, and $-0- for the nine months ended March 31, 2006.

Depreciation and amortization for the nine months ended March 31, 2006 and 2005, totaled $370,839 and $4,502, respectively.

Note 6 - Goodwill

Goodwill is the result of the acquisitions of EMC Packaging (October 2004), Unifide Industries (July 2005), Today’s Way Manufacturing (July 2005), and Spinwell Holding Company, Inc. (January 2006). The following outlines the calculations for goodwill related to these acquisitions:

	EMC Pkg	Unifide	Today’s Way	Spinwell Holdings	Total
Purchase price	$ 808,474	$3,479,968	$ 950,000	$4,000,000	$ 8,808,474
Less assets acquired	(1,730,325)	(4,959,477)	(399,257)	(11,716,799)	(18,805,858)
Less adjustment to fair market value	-	-	-	(4,172,861)	(4,172,861
Add liabilities assumed	1,339,880	5,017,960	441,783	11,889,661	18,689,284

Costs in excess of net assets acquired	$ 418,029	$3,538,451	$ 1,178,558	$ -	$5,135,038

Impairment expense related to goodwill for the nine months ended March 31, 2006, and 2005, were $-0- and $-0-, respectively.

Note 7 - Earnings per share

Basic earnings per share (EPS) includes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. There are warrants to issue an additional 6,813,227 shares as of March 31, 2006, and 762,500 as of March 31, 2005, each adjusted for the reverse stock split of 10:1 dated June 5, 2006. The warrants are not included in the calculation of EPS because they are considered to be anti-dilutive at March 31, 2006.

Note 8 - Warrants and options

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of March 31, 2006, are as follows:

Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable
$2.00	222,500	8.59 yrs	$2.00	222,500
$2.30	250,000	9.17 yrs	$2.30	250,000
$1.30	40,000	9.79 yrs	$1.30	40,000
$2.20	150,000	9.84 yrs	$2.20	8,333
$1.40	25,000	9.84 yrs	$1.40	8,333
$1.00	35,000	9.69 yrs	$1.00	35,000
$1.00	135,000	9.73 yrs	$1.00	135,000
$1.30	30,000	9.79 yrs	$1.30	30,000

Summary of Options Granted and Outstanding:

	For the nine months ended March 31
	2006 (restated)		2005 (restated)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of period	472,500	$ 2.16	20,000	$ 8.00
Granted	415,000	$ 1.51	222,500	$ 2.00
Exercised	(73,750)	$ 1.00	-	$ -
Cancelled	-	$ -	(20,000)	$ (8.00)
Outstanding at end of period	813,750	$ 1.93	222,500	$ 2.00

The Company has issued 415,000 options since the year ended June 30, 2005, at the rate of one option for each common share.  The options have an exercise price range of $1.00 to $2.30 per share and a term of ten (10) years.  The fair vale of the warrants has been estimated on the date of grant using the Black-Scholes option pricing model.  The weighted average fair vale of these options was $1.96 per option.  The following assumptions were used in computing the fair value of these warrants:  weighted average risk-free rate of 3.82% (U.S. three-year treasury), zero dividend yield, volatility of the Company's common stock of 100% and an average life of the warrants of ten years.

The following table summarizes the pro forma operating results of the Company for March 31, 2006, had compensation costs for the stock options granted to employees been determined in accordance with the fair value based method of accounting for stock based compensation as prescribed by SFAS No. 123.

Pro forma net (loss) available to common stockholders	$ (4,460,692
Pro forma basic and diluted loss per share	$ (0.97)

A summary of warrant activity for the nine months ended March 31, 2006, is as follows:
	Number of Warrants	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

Outstanding at June 30, 2005 (restated)	897,500	$2.77	897,500	$2.77
Warrants cancelled	-	$ -	-	$ -
Warrants exercised	(100,000)	$(2.00)	(100,000)	$(2.00)
Warrants granted	5,915,727	$2.67	5,915,727	$2.67
Outstanding at March 31, 2006	6,813,227	$2.75	6,813,227	$2.75

At March 31, 2006, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number of Warrants	Exercise Price	Remaining Contractual Life	Number of Warrants	Exercise Price
$5.00	310,000	$5.00	4.76 yrs	310,000	$5.00
$3.40	1,304,314	$3.40	2.92 yrs	1,304,314	$3.40
$3.30	115,000	$3.30	5.56 yrs	115,000	$3.30
$3.00	87,373	$3.00	4.27 yrs	87,373	$3.00
$2.85	1,031,252	$2.85	4.30 yrs	1,031,252	$2.85
$2.50	12,500	$2.50	4.21 yrs	12.500	$2.50
$2.40	2,974,870	$2.40	2.91 yrs	2,974,870	$2.40
$2.00	400,000	$2.00	3.63 yrs	400,000	$2.00
$1.82	93,750	$1.82	4.30 yrs	93,750	$1.82
$1.75	464,168	$1.75	4.62 yrs	464,168	$1.75
$1.20	20,000	$1.20	6.16 yrs	20,000	$1.20

The Company has issued 5,915,727 warrants since the year ended June 30, 2005, at the rate of one warrant for each common share. The warrants have an exercise price range of $1.20 to $5.00 per share and a term ranging from 5 to 9 years. The fair value of the warrants has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $2.12. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 4.01% (U.S. three-year treasury), zero dividend yield, volatility of the Company's common stock of 100% and an average life of the warrants of 3.9015 years.

Note 9 - Interest Expense

The Company recorded interest expense totaling $3,028,670 and $120,030 for the nine months ended March 31, 2006 and 2005, respectively.

Note 10 - Debt issuances

On July 8, 2005, the Company completed a convertible debt offering of $500,000 at 8% due on July 8, 2006, with a conversion price of $2.70, convertible at lenders’ discretion. On July 19, 2005, the Company completed a convertible debt offering of $1,210,000 at Wall Street prime plus four points due on July 19, 2007, with a conversion price of $2.00, convertible at lenders’ discretion.

On November 7, 2005, the Company secured a $5,000,000 credit facility for its subsidiaries, EMC Packaging and Unifide Industries, from Mercantile Business Credit, L.P. of Ardmore, Pennsylvania. This secured asset based credit facility replaced the subsidiaries’ existing credit line and doubles their borrowing capacity, providing additional working capital for expanding operations.

On January 27, 2006, the Company completed a convertible debt offering of $5,000,000 at Wall Street Journal prime plus 4 points due on July 27, 2008, with a conversion price of $0.18, convertible at lenders’ discretion. On March 8, 2006, the Company completed a convertible debt offering of $2,150,000 at Wall Street Journal prime plus 4 points due on September 8, 2008, with a conversion price of $0.18, convertible at lenders’ discretion. In addition to the foregoing, the Company issued 5,915,727 of financing and detachable warrants to purchase shares of the

Company’s common stock to the convertible note holders. The company determined the value of these warrants using the Black Scholes method of valuation, and recorded a discount attributed to the fair value of the warrants at March 31, 2006 in the amount of $7,598,586. Since the warrants may be exercised at any time following issuance, the Company incurred a finance charge attributable to the issuance of the warrants in the nine months ended March 31, 2006, in the amount of $1,842,636.

Note 11 - Related party transactions

At March 31, 2006 and 2005, the corporation had incurred payables to certain officers for various operational related expenses in the amount of $58,782 and $-0-, respectively.

The Company has notes payable to the following related parties:

	March 31, 2006	March 31, 2005
Shareholders, unsecured, 5% interest per month, due July 15, 2005	$ -	$350,000
Shareholders, unsecured, 18% interest , due October 30, 2007	-	100,000
Shareholders, unsecured, 18% interest, due November 3, 2007	-	50,000
Shareholders, unsecured, 18% interest, due November 16, 2007	-	50,000
Shareholders, unsecured, 18% interest, due November 26, 2007	-	50,000
Shareholders, secured with Unifide stock, 8% interest, due December 1, 2007	1,129,918	-0-

	$1,129,918	$600,000

Note 12 - Due from Power 3 Medical Products, Inc.

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

Note 13 - Changes in common shares outstanding

Included in the table below are the changes in common shares since June 30, 2005. See Note 18 for discussion of mergers and acquisitions affecting common shares. Effective June 5, 2006, the Company recorded a reverse stock split of 10:1 which effect is reflected in the table below.

Common
Shares
Outstanding common shares at June 30, 2005	3,713,919
Debt converted to stock	277,019
Stock issued to Unifide Industries LLC members	418,800
Stock issued to Todays Way Manufacturing LLC members	181,200
Stock issued for services	1,068,240
Stock issued for cash	328,750
Stock issued for shareholder receivable	4,000
Stock cancelled	(500,000)
Outstanding common shares at March 31, 2006	5,491,928

Note 14 - Investment in common stock

The following table shows the Company’s fair market value method of investments’ gross unrealized losses and fair value, aggregated by length of time that individual securities have been in a continuous unrealized loss position, at March 31, 2006:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Investments in equity securities carried at fair market value	$2,617,034	$326,978	$ -0-	$ -0-	$2,617,034	$326,978

The aggregate fair market value of the Company’s investments totaled $2,617,034 at March 31, 2006. The investments were evaluated for impairment pursuant to FAS-107, Disclosures about Fair Value of Financial Instruments, and the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments.

Note 15 - Gain on sale of securities

The Company has liquidated 5,653,451 shares of 15,000,000 shares of Power 3 Medical Products, Inc. at an average share price of $0.09. Gain from the disposition of these shares total $533,802.

Note 16 - Unrealized securities losses

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

Note 17 - Mergers and acquisitions

On June 1, 2005, the Company’s Board of Directors approved a merger with Unifide Industries, Limited Liability Company, a New Jersey limited liability company. One hundred (100%) percent of the Membership Interests of Unifide were acquired in exchange for $800,000 in cash, $1,200,000 in promissory notes, common stock valued at $1,050,000 as of July 10, 2005, and 20,000 options to purchase 20,000 shares of the Company’s common stock at a purchase price of $2.30. The options are not vested until two (2) years of employment after the date of closing. The options expire ten (10) years after the Closing Date. The agreement was finalized on July 1, 2005, at which time all of the assets, liabilities and operations of Unifide were acquired. Reference is made to that Form 8K filed by the Company on July 18, 2005, as related to Unifide Industries LLC.

On June 1, 2005, the Company’s Board of Directors approved a merger with Todays Way Manufacturing, LLC, a New Jersey limited liability company. One hundred (100%) percent of the Membership Interests of Todays Way were acquired in exchange for $200,000 in cash, $300,000 in promissory notes, common stock valued at $450,000 as of July 10, 2005, and 75,500 options to purchase 75,500 shares of the Company’s common stock at a purchase price of $2.30. The options expire on May 31, 2015. The agreement was finalized on July 1, 2005, at which time all of the assets, liabilities and operations of Unifide were acquired. Reference is made to that Form 8K filed by the Company on July 18, 2005, as related to Today’s Way Manufacturing LLC.

On January 27, 2006, the Company completed the acquisition of Spinwell Holding Company, LLC, (hereinafter SHC) a limited liability company organized under the laws of the State of Ohio and its wholly owned subsidiary Pitt Penn Oil DISC Company, a Delaware corporation. SHC is a supplier of automotive and chemical products based outside of Pittsburgh, Pennsylvania. Under terms of the acquisition, the Company agreed to pay three million five hundred thousand dollars ($3,500,000), subject to adjustment pursuant to the agreement, and acquire notes of the Company in the aggregate amount of five hundred thousand dollars ($500,000). Reference is made to that Form 8K filed by the Company on January 19, 2006.

Note 18- Disputed Liabilities and Cancellation of Debt

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

Note 19 - Commitments and contingencies

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

Note 20 - Proforma Statement of Operations for the three months ended March 31, 2006 and March 31, 2005.

The following unaudited data reflects the combined operations of the Company and its subsidiaries as of March 31, 2005.

	IEAM	EMC	UNIFIDE	TODAY'S WAY	SPINWELL HOLDING		COMBINED
	Three months ended March 31, 2005	Three months ended March 31, 2005	Three months ended March 31, 2005	Three months ended March 31, 2005	Three months ended March 31, 2005	Eliminations	Three months ended March 31, 2005

Net sales	$ -	$834,831	$3,359,740	$213,744	$8,770,688	$(213,744)	$12,965,259
Cost of goods sold	-	740,592	2,700,783	205,042	8,100,587	(213,744)	11,533,260

Gross profit	$ -	$ 94,239	$ 658,957	$ 8,702	$ 670,101	$ -	$ 1,431,999

Selling & admin	317,849	90,017	304,930	5,702	360,606	-	1,079,104
Salaries & contract labor	6,500	76,140	116,087	-	193,993	-	392,720
Depreciation & amortization	-	3,900	3,939	8,517	39,383	-	55,739
Legal & professional	235,164	2,174	41,290	-	63,173	-	341,801

Total expenses	$ 559,513	$ 172,231	$ 466,246	$ 14,219	$ 657,155	$ -	$ 1,869,364

Net income (loss) from operations	$ (559,513)	$ (77,992)	$ 192,711	$ (5,517)	$ 12,946	$ -	$ (437,365)

Interest expense	26,000	39,705	33,391	1,486	128,224	-	228,806

Net income (loss) before income tax expense	$ (585,513)	$(117,697)	$ 159,320	$ (7,003)	$ (115,278)	$ -	$ (666,171)

Income tax expense	-	-	-	-	-	-	-

Net income (loss)	$ (585,513)	$(117,697)	$ 159,320	$ (7,003)	$ (115,278)	$ -	$ (666,171)

The following unaudited data reflects the combined operations of the Company and its subsidiaries as of March 31, 2006.

	IEAM	EMC	UNIFIDE	TODAY'S WAY	SPINWELL HOLDING		COMBINED
	Three months ended March 31, 2006	Three months ended March 31, 2006	Three months ended March 31, 2006	Three months ended March 31, 2006	Three months ended March 31, 2006	Elimination	Three months ended March 31, 2006

Net sales	$ -	$1,447,520	$3,052,124	$10,414	$7,778,760	$(631,858)	$11,656,960
Cost of goods sold	-	1,234,621	4,945,059	-	8,230,303	(631,858)	13,778,125

Gross profit	$ -	$ 212,899	$(1,892,935)	$10,414	$ (451,543)	$ -	$(2,121,165)

Selling & admin	146,677	111,447	384,058	-	438,091	-	1,080,273
Salaries & contract labor	500,000	62,910	139,652	-	373,893	-	1,076,455
Depreciation & amortization	81,164	5,362	7,213	8,517	143,238	-	245,494
Legal & professional	162,786	16,567	14,250	-	191,005	-	384,608
Operations consolidation expense	250,000	-	-	-	-	-	250,000

Total expenses	$1,140,627	$ 196,286	$ 545,173	$ 8,517	$1,146,227	$ -	$ 3,036,830

Net income (loss) from operations	$(1,140,627)	$16,613	$(2,438,108)	$ 1,897	$(1,597,770)	$ -	$(5,157,995)

Interest expense	230,818	17,115	61,441	820	145,104		455,298

Net income (loss) before income tax expense	$(1,371,445)	$ (502)	$(2,499,549)	$ 1,077	$(1,742,874)	$ -	$(5,613,293)

Other Income	27,038	697	-	-	-	-	27,735
Income tax expense	-	-	-	-	-	-	-

Net income (loss)	$(1,344,407)	$ 195	$(2,499,549)	$ 1,077	$(1,742,874)	$ -	$(5,585,558)

Note 21 - Balance sheet variances since June 30, 2005

Cash has decreased by more than $229,000, principally from the acquisition of Spinwell Holdings Company, Inc. and from operational activities. Accounts receivable, inventory, fixed assets, goodwill, line of credit with equipment lessor, accounts payable, and certain debt have increased as a result of the acquisition of Spinwell and operating activities, also. Equity development fees paid for the assistance in locating equity financing totaled $885,335. Amortization of such fees totaled $133,447. Certain directors, upon their admittance to the Board of Directors, were issued a total of 35,000 shares of common stock in consideration for their services to be rendered to the Company’s Board over the twelve months of their appointment.

Selected balance sheet data as of March 31, 2005, follows:

	IEAM	EMC	UNIFIDE	TODAYS WAY	SPINWELL HOLDING		COMBINED
	March 31, 2005	March 31, 2005	March 31, 2005	March 31, 2005	March 31, 2005	Elimination	March 31, 2005

Total assets	$9,820,663	$1,839,360	$5,092,684	$369,006	$13,087,145	$(1,058,727)	$29,150,131

Total Liabilities	$817,355	$676,262	$4,722,331	$397,183	$11,911,244	$(656,570)	$17,867,805

Selected balance sheet data as of March 31, 2006, follows:

	IEAM	EMC	UNIFIDE	TODAYS WAY	SPINWELL HOLDING		COMBINED
	March 31, 2006	March 31, 2006	March 31, 2006	March 31, 2006	March 31, 2006	Elimination	March 31, 2006

Total assets	$16,623,064	$2,363,966	$3,648,363	$358,105	$15,139,877	$(5,021,941)	$33,111,434

Total Liabilities	$11,235,264	$873,015	$5,140,581	$403,274	$12,038,129	$(904,202)	$28,786,061

Note 22 - Subsequent events

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

Forward-looking statements are inherently subject to risks and uncertainties, some of which cannot be predicted or quantified based on current expectations. Consequently, future events and actual results could differ materially from those set forth in, contemplated by, or underlying the forward-looking statements contained herein. Statements in Quarterly Reports, particularly in “Item 2. Management’s Discussion and Analysis or Plan of Operations” and Notes to Condensed Consolidated Financial Statements, describe factors, among others, that could contribute to or cause such differences. Other factors that could contribute to or cause such differences include, but are not limited to, unanticipated increases in operating costs, labor disputes, failure to properly integrate acquisitions, capital requirements, increases in borrowing costs, product demand, pricing, market acceptance, intellectual property rights and litigation, risks in product and technology development and other risk factors detailed in our SEC filings.

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

Three Months Ended March 31, 2006 as Compared to Three Months Ended March 31, 2005

After discussions with our PCAOB Auditors, management of the Company concluded that the convertible debt and warrants issued by the Company was not recorded in accordance with APB-14, EITF 98-5 and EITF 00-27.  To resolve this issue the Company calculated the fair market value of the warrants and the beneficial conversion feature and allocated the debt amongst the proper instruments.  Additionally, after discussions with our PCAOB Auditors, management of the Company concluded that the warrants issued with such debt were not recorded at the fair market value in accordance with SFAS 123(R).  To resolve this issue the Company has capitalized the costs directly associated with the issuance of debt issuances and is amortizing the fair market value of the warrants over the life of the loan.

Revenue and gross profit for the three months ended March 31, 2006 was $9,015,508 and ($1,941,619), respectively, as compared to $831,831 and $91,239, respectively, for the same period in 2005 and reflects the revenue and gross profit derived from Unifide, Todays Way and Pitt Penn Group operations during the quarter. Additionally, the Company recognized a gain of $27,024 due to sales of shares of common stock of Power3 Medical Products, Inc., a New York corporation (“Power3”), in private and public transactions. No such gain was recorded during the prior year’s period.

Total operating expenses for the three months ended March 31, 2006 was $2,664,437 as compared to $879,875 for the same period in 2005. Of this amount, $1,002,708 was due to salaries and contract labor expenses which was a direct reflection of the addition of Unifide, Today’s Way and the Pitt Penn Group. This compares to $417,430 in salaries and contract labor expenses for the same period ended March 31, 2005.

Interest expenses for the three months ended March 31, 2006 and 2005 was $2,253,068 and $65,705, respectively, with the increase primarily attributable to the debt incurred in the acquisition of Unifide, Today’s Way and the Pitt Penn Group in accordance with the accounting treatment described above. In addition, the management identified obsolete inventory of approximately $2,400,000 during the three months ended March 31, 2006 and decided to write down inventory by such an amount so that the value of the inventory in the financial reports of the Company more accurately reflected the fair market value.

The result of the above was a net loss for the three months ended March 31, 2006 of $(6,833,762), compared to a net loss of $(851,341) in the same period in 2005.

Nine Months Ended March 31, 2006 as Compared to Nine Months Ended March 31, 2005

Revenue and gross profit for the nine months ended March 31, 2006 was $19,567,081 and $864,814 respectively, as compared to $2,180,618 and $313,521, respectively, for the same period ended March 31, 2005 and reflects the revenue and gross profit derived from the Unifide, Today’s Way and Pitt Penn Group’s operations during the quarter. The Company recognized a gain of $533,802 due to sales of shares of common stock of Power3 in private and public transactions. No such gain was recorded during the prior year’s period.

Total operating expenses for the nine months ended March 31, 2006 was $5,770,975 as compared to $2,590,472, for the same period in 2005. Of this amount, $2,403,874 was due to selling, general and administrative expenses which was a direct reflection of the addition of Unifide, Today’s Way and the Pitt Penn Group. This compares to $336,707 in selling, general and administrative expenses for the same period ended March 31, 2005.

Interest expenses for the nine months ended March 31, 2006 and 2005 was $3,028,670 and $120,030, respectively, with the increase primarily attributable to the debt incurred in the acquisition of Unifide, Today’s Way and the Pitt Penn Group in accordance with the accounting treatment described above.
In addition, the management identified obsolete inventory of approximately $2,400,000 during the nine months ended March 31, 2006 and decided to write down inventory by such an amount so that the value of the inventory in the financial reports of the Company more accurately reflected the fair market value.

The result of the above was a net loss for the nine months ended March 31, 2006 of $(7,392,402), compared to a net loss of $(2,390,981) in the same period in 2005.

Net (loss) income per share basic and diluted for the three and nine months ended March 31, 2006 was $(1.60) and $(1.61) per share, respectively, compared to $(0.39) and $(1.24) in the respective periods for the prior year.

Liquidity and Capital Resources
Net cash used by operations for the nine months ending March 31, 2006 was $(754,685), compared to negative cash provided by operations for the nine months ending March 31, 2005 of $(1,345,549). This increase in funds used by operations was mostly attributable to a rise in depreciation and amortization in connection with the acquisitions of Unifide, Today’s Way and Pitt Penn Group.

Net cash used by investing activities was a negative $(7,921,499) in the nine months ending March 31, 2006 as compared to a negative $(2,816) for the nine months ending March 31, 2005. This difference is directly related to the acquisitions of Unifide, Today’s Way and the Pitt Penn Group.

Net cash provided by financing activities was $8,447,106 in the nine months ending March 31, 2006 as compared to $1,240,864 for the nine months ending March 31, 2005.

Item 3. Controls and Procedures.

The Company's management, under the supervision and with the participation of the Company's President and Chief Executive Officer and Chief Financial Officer, have evaluated the Company's disclosure controls and procedures as of November 1, 2006, and they have concluded that our disclosure controls and procedures were not effective as of such date because we identified a material weakness in our internal control in ensuring that all information required to be filed in this report was recorded, processed, summarized and reported within the time period required by the rules and regulations of the Securities and Exchange Commission, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. This material weakness relates to the accounting for convertible notes and warrants.  The Company continues to take the remediation actions described in our prior financial reports. The Board of Directors will continue to monitor the progress of the Company’s remediation efforts.  There have been no changes in internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The sales and purchases in the private placements described above were exempt from registration under Section 4(2) of the Securities Act and the regulations promulgated thereunder, on the basis that each private placement did not involve a public offering. Each of the securities described above contain restrictive legends preventing the sale, transfer or other disposition of such securities, unless registered under the Securities Act.

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

Industrial Enterprises of America, Inc.
(Registrant)

Date: November 2, 2006

By:    /s/ James W. Margulies
 James W. Margulies
Chief Financial Officer

Date: November 2, 2006

By:    /s/ John D. Mazzuto
John D. Mazzuto
Director, Chief Executive Officer, Chairman of the Board,
President and Assistant Secretary