Form 10KSB
period 2006-06-30
Industrial Enterprises of America, Inc.
filed 2006-11-14
CIK 1059677

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D. C. 20549

FORM 10-KSB

(Mark One)

[x] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended June 30, 2006

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to ______________

Commission file number: 1-32881

Industrial Enterprises of America, Inc.
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

Common Stock, $0.001 par value
(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for the fiscal year ended June 30, 2006 were approximately $31,000,000.

The aggregate market value of common stock held by non-affiliates as of September 25, 2006 was approximately $46,700,000

The number of shares of common stock of the registrant outstanding as of September 25, 2006 was 7,831,480

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

Table of Contents

Page
Recent Developments	i
Part I
Item 1. Description of Business…………………………………………………..	1
Item 2. Description of Property…………………………………………………..	16
Item 3. Legal Proceedings………………………………………………………..	16
Item 4. Submission of Matters to a Vote of Security Holders…………………….	17

Part II
Item 5. Market for Common Equity and Related Stockholder Matters……………	17
Item 6. Management’s Discussion and Analysis or Plan of Operations……………	21
Item 7. Financial Statements……………………………………………………...	23
Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure……………………………	23
Item 8A. Controls and Procedures………………………………………………..	24
Item 8B. Other Information……………………………………………………….	24

Part III
Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act………..........................................................	25
Item 10. Executive Compensation……………………………………………….	28
Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters………………………..	30
Item 12. Certain Relationships and Related Transactions……………………….	32
Item 13. Exhibits ………………………………………………………………….	33
Item 14. Principal Accountant Fees and Services………………………………..	34

RECENT DEVELOPMENTS

Potential Acquisition

As disclosed by the Company in a Current Report on Form 8-K filed with the Commission on June 23, 2006, the Company issued a press release on June 19, 2006 announcing that management had signed a letter of intent to purchase a well-established automotive aftermarket filler and supplier. On Monday, July 10, 2006, the Company updated such press release by issuing another press release announcing that due diligence regarding the acquisition is ongoing. As of the date of the filing of this Annual Report on Form 10-KSB for the fiscal year ended June 30, 2006, the acquisition is still pending.

i

PART I

Item 1. Description of Business.

We operate as a holding company with four wholly owned subsidiaries, EMC Packaging, Inc., a Delaware corporation ("EMC"), Unifide Industries Limited Liability Company, a New Jersey limited liability company ("Unifide"), Todays Way Manufacturing, LLC, a New Jersey limited liability company ("Todays Way"), and Spinwell Holding Company, LLC, an Ohio limited liability company ("Spinwell"). EMC’s business consists of converting hydrofluorocarbon gases (“HFC”) R134a and R152a into branded private label refrigerant and propellant products. Unifide is a leading marketer and seller of automotive chemicals and additives and Todays Way manufactures and packages the products sold by Unifide. Spinwell, through its wholly owned subsidiary Pitt Penn Oil Co., LLC, an Ohio limited liability company (“Pitt Penn”), is a leading manufacturer, marketer and seller of automotive chemicals and additives. A more detailed description of the business of each of our four wholly owned subsidiaries is provided below under “Our Business”.

As used in this report, “we”, “us”, “our”, “IEA” and the “Company” each refer to Industrial Enterprises of America, Inc., a Nevada corporation, and its subsidiaries where the context requires.

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

The Company amended its Articles of Incorporation to change its name from “Ciro International, Inc.” to “Advanced Bio/Chem, Inc.” by filing a Certificate of Amendment on June 20, 2003 with the Secretary of State of

Nevada. On December 9, 2004, the Company amended its Articles of Incorporation to change its name from “Advanced Bio/Chem, Inc.” to “Industrial Enterprises of America, Inc.” by filing a Certificate of Amendment with the Secretary of State of Nevada.

Until June 2003, we existed primarily as a holding company, and accordingly, our operations were those of our former operating subsidiary, Ciro Jewelry. Until late 2002, our main source of income derived from the licensing of the “Ciro” name. Effective June 9, 2003, we sold all of the issued and outstanding common stock of our wholly owned subsidiary, Ciro Jewelry, to Merchant’s T&F, Inc. (“MT&F”), a company owned by Mr. Wilson, our majority stockholder at the time of such sale (the “Ciro Stock Sale”). The sale price for the Ciro Stock Sale was $4,000, which was equivalent to the amount owed by us to MT&F for management fees. Ciro Jewelry owns a trademark for the “Ciro” jewelry name in certain countries. Until December 31, 2002, we licensed this trademark and received royalties from such licenses. Following December 2002, Ciro Jewelry became a “shell” corporation with no defined business purpose and began the process of searching for a new line of business or a merger candidate.

Even before the Ciro Stock Sale, we did not own or hold leases to any stores. All individual licensees of the “Ciro” trademark were responsible for owning their own stores as well as securing their own merchandise. We did not manufacture or distribute the products sold under the “Ciro” name, nor did we secure the source or availability of materials used to manufacture the “Ciro” products. These responsibilities were left up to the individual licensees. As such, we had no research and development costs.

Following the Ciro Stock Sale and through December 31, 2003, we operated through ABC Texas (d/b/a ProteEx), our wholly owned subsidiary, as a biotechnology company utilizing protein identification for cancer discovery and applying proteomics to the medical diagnostic market, principally hospitals and other medical facilities. Our products were in the form of diagnostic tests. Principal national markets included diagnostics and drug discovery and development in the United States and Canada.

In May 2004, we entered into an Asset Purchase Agreement (the “Power3 Agreement”) with Power3 Medical Products, Inc., a New York corporation ("Power3"), Steven B. Rash and Ira Goldknopf (collectively, the "Shareholders") (the "Power3 Sale"). According to our records, the sale to Power3 was approved by our shareholders voting by proxy. Pursuant to the Power3 Agreement, we sold to Power3 all of our assets in consideration for 15,000,000 shares of the common stock of Power3 and Power3’s assumption of, or the Shareholders’ payment of, all of our liabilities. The assets we disposed of included all tangible personal property, intellectual property, contract rights and intangible property, including goodwill. In consideration for the benefits that they received by virtue of the transaction, each of the Shareholders agreed to make the representations, warranties, and indemnifications in the Power3 Agreement jointly and severally, along with the Company, and each of the Shareholders agreed to enter into and be bound by a Non-Competition Agreement and an Employment Agreement containing, among other things, covenants respecting confidentiality, non-competition and non-solicitation. Following the Power3 Sale, we were once again a shell entity with no defined business purpose.

On May 12, 2005, we filed a Current Report on Form 8-K to disclose that our management was reviewing the Power3 Sale. Under the Power3 Agreement, Power3 agreed to purchase all of the assets and assume all of the liabilities (with the exception of those specifically excluded) of the Company. Additionally, Section 4.5 of the Power3 Agreement provided that the Shareholders would repay our indebtedness within five (5) business days of the closing date of the Power3 Sale. However, following such sale, $2.8 million in liabilities remained on the books of the Company.

Power3 contends that the terms of the Power3 Agreement are not clear and are therefore subject to different interpretations. Our management notes Mr. Rash owned approximately 3.92% of the Company’s common stock at the time of the Power3 Sale and Mr. Goldknopf owned approximately 8.23% of the Company’s common stock, resulting in their indirect beneficial ownership at the time of the transaction of an aggregate of approximately 182,250 (post split) shares. We have since informed the Shareholders that management has determined to suspend the shares of our common stock owned by the Shareholders while it investigates whether they breached the fiduciary duties that may have been owed by each of them to us, among other matters. On August 8, 2005 we filed suit against Power3 and the Shareholders with respect to the matters discussed in this paragraph.

In connection with this dispute, we cancelled the debt of certain former officers, directors and shareholders totaling $699,453 during the quarter ended March 31, 2005 based on a determination that such debt should have been either assumed by Power3 or paid by the Shareholder upon consummation of the Power3 Sale.  While we believe that it has a valid basis for such cancellation, there can be no assurance that the cancellation of these liabilities will not be disputed. This cancelled debt was comprised of $388,115 of notes payable; $123,382 of accrued interest; $92,663 of credit card debt; and $92,293 of accounts payable to former shareholders.

Our Recent Acquisitions

Effective June 30, 2005, we acquired 100% ownership of Unifide, a leading marketer and seller of automotive chemicals and additives for an aggregate consideration of approximately $3.1 million in cash, notes and stock, and Todays Way, which manufactures and packages the products sold by Unifide, for an aggregate consideration of approximately $950,000 in cash, notes and stock. As a result of these acquisitions, Unifide and Todays Way became our wholly owned subsidiaries as of July 17, 2005.

On January 31, 2006, pursuant to a Membership Interest Purchase Agreement dated January 17, 2006 (the “Pitt Penn Agreement”), we purchased one hundred percent (100%) of the membership interests of the Pitt Penn Group (as hereinafter defined), a supplier of automotive and chemical products based outside of Pittsburgh, Pennsylvania. Pursuant to the Pitt Penn Agreement, the Company acquired the Pitt Penn Group through the purchase of all of the issued and outstanding membership interests of Spinwell. Spinwell, in turn, owns all of the issued and outstanding membership interests of (1) Pitt Penn, and (2) Pitt Penn Oil DISC Company, a Delaware corporation, (together, the "Pitt Penn Group") for an aggregate consideration of $4,000,000, subject to adjustment as provided in the Pitt Penn Agreement. As a result of this acquisition, Spinwell became our wholly owned subsidiary on January 31, 2006.

Prior to the execution of the Pitt Penn Agreement, there were no material relationships between (1) us or any of our affiliates, any of our officers or directors or any associate of any such director or officer, and (2) the Pitt Penn Group or any of its affiliates, any officer or director of the Pitt Penn Group, or any associate of any such director or officer. In addition, prior to the execution of the Pitt Penn Agreement, there were no material relationships between (1) us or any of our affiliates, any of our officers or directors or any associate of any such director or officer, and (2) the sources of the funds used in the acquisition.

As the new parent company of, and through, the Pitt Penn Group, we have continued to market and sell the products previously offered by the Pitt Penn Group. The Pitt Penn Group produces private label products including engine oil, transmission oil, antifreeze, washer solvent, brake fluid and gasoline additives. We are currently in the process of moving some of our existing operations into Pitt Penn’s facilities which are now being utilized at less than full capacity.

On May 12, 2006, we sold Springdale Specialty Plastics, Inc., a subsidiary of Pitt Penn ("Springdale") pursuant to an Asset Purchase Agreement with Fortco Pittsburgh, LLC ("Fortco"). Pursuant to the Asset Purchase Agreement, we sold all right, title and interest in and to the property and assets, real, personal or mixed, of every kind and description, which relate solely to the business of Springdale to Fortco for an aggregate amount of two million five hundred thousand dollars ($2,500,000), subject to adjustment as provided in the Asset Purchase Agreement. The terms of the Asset Purchase Agreement were determined by arms-length negotiations between the parties.

Our Recent Private Placements

July 2005 Private Placement

We entered into a subscription agreement dated as of July 19, 2005 with Alpha Capital Aktiengesellschaft (“Alpha”), Whalehaven Capital Fund Limited (“Whalehaven”), Stonestreet Limited Partnership (“Stonestreet”), Regal Partners, Inc. (“Regal”) and Osher Capital Inc. (“Osher”). Pursuant to that subscription agreement, these investors purchased from us, in a private placement pursuant to Rule 506 of Regulation D under the Securities Act of 1933, as amended (the "Securities Act") (1) notes convertible into shares of our common stock, as well as (2) five-year warrants to purchase an aggregate of 1,270,833 (post split) shares of our common stock (excluding finder’s warrants described below), for an aggregate purchase price of $2,500,000, with $1,500,000 of that purchase price paid on July 19, 2005, the initial closing date, and the remaining $1,000,000 paid on November 2, 2005, the second closing date.

The convertible notes we issued in that private placement mature on the second anniversary of the date of issuance, and accrue interest at an annual interest rate equal to the “prime rate” published in The Wall Street Journal from time to time plus 4%, subject to a minimum interest rate of 8%. Upon the occurrence of one of the events of default enumerated in the convertible note which, if curable, is not cured within 20 days, the annual interest rate is increased to 15%. We are required to commence, on the thirteenth monthly anniversary of the date of issuance of the convertible notes, making monthly payments of the principal amount and interest outstanding thereunder, and to continue doing so until the amounts outstanding under the notes have been paid in full. At our option, but subject to certain limitations, we can make these payments in cash or shares of our common stock.

The holders of the convertible notes have the right to convert all or any portion of the principal amount outstanding thereunder, together with interest and fees due thereon, into shares of our common stock at the conversion price per share equal to the lesser of (1) $2.50 with respect to the notes issued on July 19, 2005, or $1.50 with respect to the notes issued on November 2, 2005, or (2) 80% of the average closing bid prices of our common stock as reported by Bloomberg L.P. for the five trading days preceding the issuance date of the convertible notes, subject to the adjustment provisions of the convertible notes and the subscription agreement. In addition, the subscription agreement provides for a mandatory redemption by us of the outstanding convertible notes at the election of each holder if certain events occur.

In connection with the July 2005 private placement, we issued warrants to purchase an aggregate of 1,270,833 (post split) shares of our common stock. These warrants will expire on the fifth anniversary of their issuance date, and can be exercised at any time during such period. The warrants exercisable for an aggregate of 333,333 (post split) shares have the exercise price of $1.75 per share, and the remaining warrants have the exercise price of $2.85 per share, in each case subject to adjustment as provided in the warrant. The warrants contain cashless exercise provisions.

JG Capital, Inc. ("JG Capital") acted as the finder in connection with the July 2005 private placement. In consideration of its services, we paid JG Capital the commission to such placement agent from the gross proceeds of that offering equal to 9% thereof. We also agreed to pay to JG Capital 9% of the cash proceeds to be received by us from the exercise for cash of the warrants we issued in that private placement. Furthermore, we issued to JG Capital and/or its designees (including Osher) warrants (together, the “Finder’s Warrants”) exercisable for an aggregate of 247,587 (post split) shares of our common stock, on terms similar to the warrants issued to investors in the private placement, except that (1) we will not pay to JG Capital 9% of the cash proceeds to be received by us from the exercise of such warrants; (2) the Finder’s Warrants are exercisable at all times on a cashless basis; and (3) one-half of the Finder’s Warrants is exercisable at the initial conversion price in effect in July 19, 2005, and the remaining Finder’s Warrants are exercisable at the same conversion price as the warrants issued to the investors in the private placement. Finally, we reimbursed Alpha, the lead investor in the July 2005 private placement, for its due diligence expenses in the amount of 2% of the gross proceeds therefrom.

Pursuant to the subscription agreement, we were required to file with the Securities and Exchange Commission (the "Commission"), within 30 days of the closing of the July 2005 private placement, a registration statement which registers the resale of all shares of our common stock underlying the convertible notes and the warrants issued or issuable by us to the investors in the July 2005 private placement. The subscription agreement provides that if such registration statement is not filed within the 30-day period and not declared effective within 120 days from the filing date, we would be required to deliver liquidated damages to the investors in that private placement. As we previously have not complied with these obligations, we have paid an aggregate of $278,995.27 representing accrued interest and liquidated damages to the investors in the July 2005 private placement pursuant to a modification, amendment and waiver agreement, dated as of March 8, 2006. We concluded with such investors as part of the March 2006 private placement as described below under “—March 2006 Private Placements—”

Modification, Amendment and Waiver Agreement.” We continued to incur liquidated damages to these investors until we filed the resale registration statement on May 31, 2006.

January 2006 Private Placement

We entered into a securities purchase agreement dated as of January 27, 2006 with JLF Asset Management, LLC and the three funds it manages, JLF Offshore Fund, Ltd., JLF Partners I, L.P., and JLF Partners II, L.P. (together, “JLF” or the “JLF entities”), pursuant to which the three JLF entities purchased from us, in a private placement pursuant to Rule 506 of Regulation D under the Securities Act, (1) debentures convertible into shares of our common stock, as well as (2) Class A warrants to purchase an aggregate of 1,064,166 (post split) shares of our common stock, and (3) Class B warrants to purchase an aggregate of 1,713,611 (post split) shares of our common stock, for an aggregate purchase price of $5,000,000.

The convertible debentures we issued in the January 2006 private placement mature 30 months from January 27, 2006, and accrue interest at an annual interest rate equal to the prime rate plus 4%. The holder of the debentures can elect to receive the interest payments in shares of our common stock. Upon the occurrence of one of the events of default enumerated in the debentures, which are similar to those set forth in the convertible notes we issued in the July 2005 private placement as described above, all amounts outstanding thereunder become due and payable in cash or, upon the respective holder’s election, in shares of our common stock.

The holders of the convertible debentures have the right to convert all or any portion of the principal amount outstanding thereunder, together with interest and fees due thereon, into shares of our common stock at the conversion price per share of $1.80, subject to the adjustment provisions set forth in the convertible debenture.

The Class A warrants we issued in the January 2006 private placement have the exercise price of $3.50 per share, and the Class B warrants have the exercise price of $2.40 per share. The investors in the January 2006 private placement are entitled to purchase (i) an aggregate of 1,064,166 (post split) shares of our common stock upon exercise of the Class A warrants, and (ii) an aggregate of 1,713,611 (post split) shares of our common stock upon exercise of the Class B warrants. Each of the Class A and Class B warrants will expire on the third anniversary of their issuance date, and can be exercised at any time during such period. The warrants we issued to the JLF entities are not subject to cashless exercise.

Pursuant to the January 2006 purchase agreement, we agreed to file with the Commission, within 60 business days of the closing of that offering, a registration statement which registers the resale of all shares of our common stock underlying the convertible debentures and the warrants issued or issuable by us to the JLF entities. If such registration statement is not filed within the 60 business-day period and not declared effective as provided in the January 2006 purchase agreement, we would be required to deliver liquidated damages to the JLF entities. We filed the registration statement on May 31, 2006.

March 2006 Private Placements

We entered into a securities purchase agreement dated as of March 8, 2006 with Alpha, Whalehaven, Ellis International Ltd. (“Ellis”), Bristol Investment Fund, Ltd. (“Bristol”) and Chestnut Ridge Partners, LP (“Chestnut”), pursuant to which these investors purchased from us, in a private placement pursuant to Rule 506 of Regulation D under the Securities Act, (1) debentures convertible into shares of our common stock, as well as (2) Class A warrants to purchase an aggregate of 402,778 (post split) shares of our common stock, and (3) Class B warrants to purchase 402,778 (post split), shares of our common stock, for an aggregate purchase price of $1,450,000. In addition, also effective March 8, 2006, we entered into a separate securities purchase agreement (together with the abovementioned securities purchase agreement, the “March 2006 purchase agreements”) with Truk International Fund, LP and Truk Opportunity Fund, LLC (together, “Truk”), pursuant to which these investors purchased from us, in a separate private placement pursuant to Rule 506 of Regulation D under the Securities Act, (1) debentures convertible into shares of our common stock, as well as (2) Class A warrants to purchase an aggregate of 138,888 (post split) shares of our common stock, and (3) Class B warrants to purchase an aggregate of 138,888 (post split) shares of our common stock, for an aggregate purchase price of $500,000.

The convertible debentures we issued in the March 2006 private placements mature 30 months from March 8, 2006, and accrue interest at an annual interest rate equal to the prime rate plus 4%. The holder of the debentures can elect to receive the interest payments in shares of our common stock. Upon the occurrence of one of the events of default enumerated in the debentures, which are similar to those set forth in the convertible notes we issued in the July 2005 private placement as described under “—Our Recent Private Placements—July 2005 Private Placement”, all amounts outstanding thereunder become due and payable in cash or, upon the respective holder’s election, in shares of our common stock.

The holders of the convertible debentures have the right to convert all or any portion of the principal amount outstanding thereunder, together with accrued interest and fees due thereon, into shares of our common stock at the conversion price per share of $1.80, subject to the adjustment provisions set forth in the convertible debentures.

The Class A warrants we issued in the March 2006 private placement have the exercise price of $3.40 per share, and the Class B warrants have the exercise price of $3.40 per share. Each of the Class A and Class B warrants will expire on the third anniversary of their issuance date, and can be exercised at any time during such period. The warrants we issued to the investors in the March 2006 private placements are not subject to cashless exercise.

Pursuant to the March 2006 purchase agreements, we agreed to file with the Commission, within 60 business days of the closing dates of those offerings, a registration statement which registers the resale of all shares of our common stock underlying the convertible debentures and the warrants issued or issuable by us to the investors in the March 2006 private placements. If such registration statement is not filed within the 60 business-day period and not declared effective as provided in the March 2006 purchase agreements, we would be required to deliver liquidated damages to the investors in the March 2006 private placements. We filed the registration statement on May 31, 2006.

Pledge Agreement

In connection with the March 2006 private placements, we entered into a pledge agreement (and into a related collateral agent agreement) with Alpha, Whalehaven, Stonestreet, Regal and Osher, dated as of March 8, 2006, pursuant to which we agreed to grant such parties a first priority security interest in (x) the stock held by us in EMC, and (y) the limited liability company interests held by us in Spinwell, to secure our respective obligations and liabilities under the convertible notes we issued in the July 2005 private placement, and the convertible debentures we issued in the March 2006 private placement. Under the pledge agreement, we have agreed not to create other liens upon the EMC and Spinwell interests so pledged, except for a pari pasu security interest securing a financing of our company and/or EMC and/or Spinwell in the amount of not more than $500,000.

Modification, Amendment and Waiver Agreement

We also entered into a modification, amendment and waiver agreement with Alpha, Whalehaven, Stonestreet, Regal and Osher, dated as of March 8, 2006, pursuant to which (1) we agreed to pay to these investors accrued interest and liquidated damages in the aggregate of $278,995.27 incurred by us in connection with our registration rights obligations under the July 2005 private placement; and (2) the investors agreed to invest an additional $300,000 in us prior to June 5, 2006, subject to the conditions and other agreements set forth therein.

Our Business

We operate as a holding company with four wholly owned subsidiaries, EMC, Unifide, Todays Way and Spinwell, the parent of the Pitt Penn Group.

In October 2004, we purchased all of the issued and outstanding capital stock of EMC (the "EMC Shares") from the then holders of the EMC Shares. EMC became our wholly owned subsidiary on the effective date of that purchase. EMC currently markets and sells the products that had been offered by EMC prior to the purchase of the EMC Shares. As part of its business, EMC supplies refrigerant (in the form of converted HFC R134a and R152a) in units used by ultimate end users. EMC’s dusters are used in the computer and electronics industries, as well as the photographic market, as an aerosol cleaner. EMC’s products are also used in forensic medicine to freeze medical specimens, and EMC packages the only Coast Guard approved boat horns. All of these products use a refrigerant packaged and marketed by EMC.

EMC’s products are sold nationally in the United States. EMC’s clients encompass a variety of industries, including the automotive, electronic (such as computer manufacturers) and photographic industries. Through EMC, we offer the same products in the same areas as offered by EMC prior to the purchase. While EMC has been in the business of packaging, marketing and selling refrigerants since 1974, this is a new area of business for us. Although EMC will continue to use the property, plant, equipment, management and employees of EMC existing prior to our purchase thereof, there can be no assurance that we will succeed in establishing a profitable line of business using EMC.

On July 17, 2005, we acquired 100% ownership of Unifide, a leading marketer and seller of automotive chemicals and additives, and Todays Way, a company that manufactures and packages the products sold by Unifide. Unifide and Todays Way became our wholly owned subsidiaries on the effective date of that purchase.

Unifide has been in operation for over six years, and Todays Way has been in operation for approximately three years. Unifide markets specialty automotive products under proprietary trade names such as TMP (Taylor Made Products), Nu-Energy and Tradco/Phoenix, as well as private labels. Todays Way manufactures and packages the products to be sold by Unifide. Our acquisition of Unifide and Todays Way brings an experienced marketing and sales force to our core packaging business, and we expect that it will provide cross-selling opportunities between our proprietary brands.

Through Unifide and Todays Way, we offer the same products in the same areas as offered by Unifide and Todays Way prior to our acquisition thereof. Although Unifide and Todays Way will continue to use the property, plant, equipment, management and employees of Unifide existing prior to our acquisition thereof, there can be no assurance that we will be able to successfully continue their business.

On January 31, 2006, we acquired 100% of the membership interest of Spinwell, which owns all of the issued and outstanding membership interests of the Pitt Penn Group, a leading manufacturer, marketer and seller of automotive chemicals and additives. Spinwell became our wholly owned subsidiary on the effective date of that purchase. Pitt Penn produces private label products including engine oil, transmission oil, antifreeze, washer solvent, brake fluid and gasoline additives.

None of the products of EMC, Unifide, the Pitt Penn Group or Todays Way are sold to ultimate end users. Rather, our customers are retail stores, distributors and wholesalers of products. We ship all products to clients by contracted third party shippers. We include the costs associated with shipping into our product pricing.

The raw materials used by each of our wholly owned subsidiaries are widely available. However, we must continue to rely on suppliers of raw materials in order to conduct our business. We continually seek out less expensive suppliers of raw materials. Our ability to continue our operations depends on our ability to continue to secure competitive suppliers of raw materials.

Patents, Trademarks and Licenses

None.

Competition

Through our subsidiaries, we operate in highly competitive and fragmented business segments, and neither we nor our subsidiaries are dominant within our respective segments. We compete with various companies, many of whom are, or can be expected to, offer products similar to ours. EMC is primarily engaged in the contract packaging business. It is able to remain competitive primarily due to its efficient production. EMC’s continued competitiveness will rely on its ability to price its services at a competitive level. EMC has no brand distinction between its products and its competitor’s products.

The Pitt Penn Group and Unifide compete in their market through competitive pricing and effective marketing and sales. We do not believe that the Pitt Penn Group or Unifide have any significant advantage due to their brand name recognition. Rather, the Pitt Penn Group and Unifide sales employees are able to maintain the companies’ positions in the market through appropriate pricing of their products.

Many of our competitors are more established than we are, have greater name recognition and a larger customer base, and have greater financial, technical, marketing and other resources than we presently possess. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. See also “Risk Factors.”

Government Regulation

We believe that we are currently in material compliance with all relevant federal, state, and local environmental regulations, and do not expect to incur any significant costs to maintain compliance with the regulations in the foreseeable future. We are subject to the rules and regulations of United States Occupational Safety and Health Administration (OSHA), and the United States Department of Transportation (DOT). Among other things, these regulatory authorities impose requirements which regulate the handling, packaging, labeling, transportation and disposal of hazardous and non-hazardous materials and the health and safety of workers, and require us, and, in certain instances our employees, to obtain and maintain licenses in connection with our operations. We are also subject to regulations adopted by the United States Department of Transportation which classify most refrigerants as hazardous materials or substances and impose requirements for handling, packaging and transporting refrigerants. In addition, the Environmental Protection Agency performs regular, routine reviews of the business of each of our subsidiaries. See also “Risk Factors.” We believe that the costs and effects of regulatory compliance with respect to each of EMC, Unifide, Todays Way and the Pitt Penn Group are minimal.

Employees

We currently employ approximately 90 full time people, including two senior managers, consisting of approximately 15 employees at EMC, approximately 65 at the Pitt Penn Group and approximately 10 employees at Unifide and Todays Way. None of the employees of our company or our subsidiaries are covered by a collective bargaining agreement, and we believe our employee relations are good.

The amount of time spent on research and development is de minimus.

RISK FACTORS

An investment in our common stock is very risky. You should carefully consider the risk factors described below, together with all other information in this prospectus before making an investment decision. Additional risks and uncertainties not presently foreseeable to us may also impair our business operations. If any of the following risks actually occurs, our business, financial condition or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline, and you may lose all or part of your investment.

Risks Related to Our Company

We have no operating history in the business of packaging, marketing and selling refrigerants, or manufacturing and selling automotive chemicals and additives, which makes it difficult to evaluate our future prospects.

We were incorporated in 1990 and, from December 2002 until October 2004, when we acquired our operating subsidiary EMC, we had no operations. EMC, through its predecessor, has been in operation since 1974, most of that time as Environmental Materials Corp. In July 2002, EMC purchased substantially all of the assets of Environmental Materials Corp. The management of Environmental Materials Corp., which had been in place since its founding in 1974, was retained by EMC. Following the acquisition of EMC, the management of EMC continued to manage the day-to-day operations of EMC. Further, our subsidiary Unifide has been in operation for over six years, and our other subsidiary Todays Way has been in business since 2002. Unifide markets and sells specialty automotive products under proprietary trade names such as TMP (Taylor Made Products), Nu-Energy and Tradco/Phoenix, as well as private labels. Todays Way manufactures and packages the products to be sold by Unifide. We believe that Unifide has an experienced marketing and sales force. However, our company has never directly participated, nor has it been a holding company of subsidiaries, in the business of packaging, marketing and selling refrigerants, like EMC, or manufacturing and selling automotive chemicals and additives, like Unifide and Todays Way. As a result, we have no experience or operating history in those areas upon which a prospective investor can evaluate our business and prospects. Accordingly, you should consider our prospects in light of the substantial risks, expenses and difficulties that companies in the earlier stage of development typically encounter. Our success depends upon our ability to address those risks successfully, and our inability to do so will adversely affect our business, financial condition and results of operations.

We will need additional capital to fund our operations in the future, may not be able to obtain sufficient capital, and we may be forced to limit the scope of our operations.

During the period beginning in December 2002 and ending with the acquisition of EMC, we were a “shell” entity, and our activities were limited to capital formation and corporate organizational matters. See “Description of Business.” We currently anticipate that our available cash resources and operating revenues will be sufficient to meet our anticipated capital expenditures and working capital requirements for the next twelve months. We will not receive any proceeds from the resale of our common stock by the selling shareholders pursuant to this offering. We may, however, receive some proceeds in the event any of the selling shareholders exercise their warrants through cash exercise. In any event, we will need additional capital to meet our working capital requirements and to fully realize our business strategies.

Furthermore, we may need to raise additional sums to fund working capital requirements or acquisitions if our growth is greater than currently anticipated, to develop new or enhance existing services or products, to respond to competitive pressures or to acquire complementary products, businesses or technologies. Our capital needs will depend on numerous factors, including (1) our profitability; (2) the release of competitive products by our competition; and (3) the amount of our capital expenditures. We cannot assure you that we will be able to obtain capital in the future to meet our needs.

If we cannot obtain additional funding, we may be required to:

o	reduce our investments in the development of new products;
o	limit our marketing efforts; and
o	decrease or eliminate capital expenditures.

These limitations could materially adversely affect our business and our ability to compete.

Even if we do find sources of additional capital, we may not be able to negotiate terms and conditions for receiving the additional capital that are acceptable to us. Any future capital raising transactions could dilute or otherwise materially and adversely affect the holdings or rights of our existing shareholders. In addition, new equity or convertible debt securities issued by us to obtain financing could have rights, preferences or privileges senior to those of our common stock. We cannot give you any assurance that any additional financing will be available to us, or if available, will be on terms favorable to us. See also “Management’s Discussion and Analysis or Plan of Operations—Liquidity and Capital Resources”.

External factors, such as political upheaval and natural disasters, could have a significant negative impact on our operations.

Fuel prices and supplies are influenced significantly by international political and economic circumstances, such as the political crises in Venezuela and Nigeria in late 2002 and early 2003 and post-war unrest in Iraq, as well as OPEC production curtailments, a disruption of oil imports, other conflicts in the Middle East, environmental concerns, weather and other unpredictable events. These or other factors could result in higher fuel prices which translate to higher production and product costs and possible downturns in sales. In addition, Hurricane Katrina caused widespread disruption to oil production, refinery operations and pipeline capacity in certain areas of the United States, and, as a result, the price of fuel has increased significantly since late August 2005. These types of external factors may have a material adverse effect on our distribution channels and on our sales due to rising prices and decreased consumer confidence and, as a result, on our financial condition and results of operations.

We depend on third party suppliers, including certain of our suppliers located in the southern areas of the United States that may have been adversely affected by Hurricane Katrina, which subjects us to additional risks.

To date, we believe that we have succeeded in obtaining sufficient components from existing suppliers to produce the products offered by EMC and Unifide. We also believe that adequate supplies should continue to be available in the near future. However, certain of our suppliers in the southern areas of the United States have been adversely affected by Hurricane Katrina. While we continue to work actively with our suppliers in order to sustain and, as needed, increase production of our components, we cannot guarantee that each supplier will be able to sustain or increase its production in time to satisfy our demand or that alternate suppliers will be able to meet any supply deficiency, particularly in light of the effects of Hurricane Katrina on our suppliers in the south. If we fail to obtain a sufficient quantity of components, or if such components fall below our standards, shipments and sales of our products may be delayed or reduced. This would have a material adverse effect on our business, financial condition and results of operations.

We may be adversely affected by problems in the availability of or increases in the prices of components.

Increases in the prices of components or problems in their availability could depress our sales or increase the costs of our products. We are dependent upon components purchased from third parties. We enter into contracts each year for the supply of key components at fixed prices. However, if a key supplier is unable or unwilling to meet our supply requirements, we could experience supply interruptions or cost increases, either of which could have an adverse effect on our gross profit, and our financial condition and results of operations.

Intense competition from existing and new companies in our market may adversely affect our financial condition and results of operations.

The current market for the products of our wholly owned subsidiaries, in particular, Unifide and Todays Way, is highly competitive, and we expect competition to increase in the future. Our principal competitors include Radiator Specialty, Technical Chemical, Penray Corp, Gold Eagle Airosol Company and Amalie Company. Our lubricants and fuel additives compete with other brands within their product category and with private label products sold by retailers. We compete with numerous manufacturers, importers and distributors of competing products for space availability for the display of these products to the consumer. Moreover, the general availability of contract manufacturing allows new entrants easy access to the consumer products markets in which we compete, which may increase the number of our competitors and adversely affect our competitive position and our business. The financial, distribution, marketing and other resources of many of our competitors are substantially greater than those we presently possess. Some of our competitors have greater name recognition and a larger customer base. These competitors may be able to respond more quickly to new or changing opportunities and customer requirements and may be able to undertake more extensive promotional activities, offer more attractive terms to customers, and adopt more aggressive pricing policies. There can be no assurance that we will be able to compete effectively or successfully with current or future competitors or that the competitive pressures we face will not harm our business, financial condition or results of operations.

Our business, financial condition and results of operations could be materially adversely affected by a general economic downturn.

Our business is affected by a number of economic factors, including the level of economic activity in the markets in which we operate. A decline in economic activity in the United States could materially affect our financial condition and results of operation. Adverse economic conditions, such as reduced spending due to lack of consumer confidence, inflation, gasoline prices, or other factors (including those arising from Hurricane Katrina’s aftermath), or bad weather, could reduce our sales volume and profitability, thereby adversely affecting our business, financial condition and results of operations.

Cooler than normal summers may depress our sales and thus materially adversely affect our financial condition and results of operations.

Demand for the products we market and sell through our wholly owned subsidiaries is affected by the weather. Cooler than normal summers depress our sales of replacement air conditioning and other refrigerant products. Because a high percentage of our overhead and operating expenses is relatively fixed throughout the year, operating earnings and net earnings tend to be lower in quarters with lower temperatures. These climate changes, which we cannot control, may therefore adversely affect our financial condition and results of operations.

We depend on our key management personnel in order to manage and sustain our operations and grow effectively, and the loss of such key management personnel could materially adversely affect our business and results of operations.

We intend to sustain and eventually increase the level of operations of EMC, Unifide and Todays Way which these subsidiaries had prior to the date of our acquisition thereof. In order to grow our business, we will seek to broaden our product offerings and expand into regions that we believe fit our criteria, as well as hire additional sales representatives. If we are not able to expand our operations in an efficient manner, our expenses could grow disproportionately to revenues, or our revenues could decline or grow more slowly than expected, either of which could decrease the value of your investment. As of May 2006, we employed approximately 90 people, 15 of whom are employees of EMC and 10 and 65 of whom are employees of Unifide and the Pitt Penn Group, respectively.  We plan to continue to add to our production, administrative, sales and marketing personnel. We expect that we will need to implement new operational and financial systems, procedures and controls, hire and train new employees, and coordinate our technical, accounting, finance, marketing and sales staffs. These new systems and personnel will require a significant period of time and expense to integrate and may strain our resources.

Managing and sustaining our growth successfully will depend in large part on the continued service of our key management personnel, including John Mazzuto, our President and Chief Executive Officer. We do not currently have an employment agreement with Mr. Mazzuto or any of our other key management personnel We do not maintain key man life insurance coverage on the lives of these individuals. Employment of additional competent management and other personnel familiar with the refrigerant industry and the related regulatory environment is essential to the success of our business, and we must employ and retain such personnel in the future in order to effectively manage growth. The loss of key personnel could materially adversely affect our business and results of operations.

We expect our quarterly operating results to fluctuate, which could lower the value of our stock.

Our lack of extensive experience in the refrigerant and automotive chemical and additive industries and the rapidly changing nature of the markets in which we compete make it difficult to accurately forecast our revenues and operating results. Our operating results are unpredictable, and we expect them to fluctuate in the future due to a number of factors. These factors may include, but are not necessarily limited to, among others:

o	Deteriorating general economic conditions leading to increased lapses in, and/or decrease in, the sales of our refrigerant products;
o	Regulatory developments, including changes in governmental regulation;
o	Increased pricing competition;
o	An inability to achieve the anticipated levels of administrative and operational efficiencies; and
o	Customer response to new products and marketing initiatives.

For these reasons, period-to-period comparisons of our results of operations are not, and will not necessarily be, a reliable indication of future performance. The fluctuation of our operating results could lower the value of our stock and therefore adversely affect the value of an investment in our company.

We may not be able to successfully develop and market new products, which may adversely affect our ability to compete successfully, and our revenues and results of operations.

Our future success will depend in part upon our continued investment in research and new product development and our ability to continue to realize new technological advances in the refrigerant and automotive chemical and additive industries. Our inability to continue to successfully develop and market new products or our inability to achieve technological advances on a pace consistent with that of our competitors may adversely affect our ability to compete successfully, which may in turn result in a material adverse effect on our revenues and results of operations.

Exposure to environmental liabilities could adversely affect our business, financial condition and results of operations.

Our future profitability could be adversely affected by current or future environmental laws. We are subject to extensive and changing federal, state and local laws and regulations designed to protect the environment in the United States and in other parts of the world. These laws and regulations could impose liability for remediation costs and often result in civil or criminal penalties in cases of non-compliance. Compliance with environmental laws increases our costs of doing business. Because these laws are subject to frequent change, we are unable to predict the future costs resulting from environmental compliance.

We use and generate hazardous substances and wastes in the Todays Way manufacturing operations. In addition, some of our properties are used for industrial purposes. Accordingly, we could become subject to potentially material liabilities relating to the investigation and cleanup of contaminated properties, and to claims alleging personal injury or property damage as the result of exposures to, or releases of, hazardous substances. In addition, more strict interpretation of existing laws and regulations, new laws and regulations, the discovery of previously unknown contamination or the imposition of new or increased requirements could require us to incur costs or become the basis of new or increased liabilities that could reduce our earnings and our cash available for operations.

In addition, the United States and other countries have established programs for limiting the production, importation and use of certain ozone depleting chemicals, including refrigerants that we use in most of our products. Some categories of these refrigerants have been banned completely and others are currently scheduled to be phased out in the United States by the year 2030. The United States is under pressure from the international environmental community to accelerate the current 2030 deadline. In Europe, this phase-out process may be completed even sooner. The industry’s failure to find suitable replacement refrigerants for substances that have been or will be banned or the acceleration of any phase-out schedules for these substances by governments could in the future have an adverse effect on our business, financial condition and results of operations.

Risks Related to Our Stock

This report contains forward-looking statements that are subject to risks, uncertainties and assumptions, and our actual results may differ materially from those anticipated in the forward-looking statements.

This annual report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “believe,” “anticipate,” “intend,” “goal,” “expect,” “plan,” “we believe,” “our company believes,” “management believes” and similar language. The forward-looking statements are based on our current expectations and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussions under the captions “Risk Factors,” “Business” and “Management’s Discussion and Analysis or Plan of Operations.” Our actual results may differ materially from results anticipated in these forward-looking statements. We base the forward-looking statements on information currently available to us, and we assume no obligation to update or revise them, whether as a result of new information, future events or otherwise. In addition, our historical financial performance is not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance.

Prior offerings of our securities under Regulation D may have violated federal and certain state securities laws, which would allow holders of the securities the right to rescind and demand the return of their purchase price.

While our current management was not in place until the last quarter of 2005, it is aware that certain issuances of our securities in 2003 and 2004, including common stock and notes, in private placements pursuant to Rules 504 and 506 of Regulation D promulgated by the Commission, may have been public offerings in violation of the registration requirements of federal securities laws. These issuances might also have been in violation of certain state, or blue sky, securities laws. If these issuances were public offerings under federal securities laws or in violation of certain state securities laws, holders of these securities may have the right to rescind the sales of our securities to them, and to demand that we return thereto the purchase price of such securities. Thus, we may be subject to contingent rescission liabilities to the purchasers of our securities in those private placements. These liabilities may include our obligation to make a rescission offer to those purchasers for them to return the securities purchased thereby for their original purchase price plus interest.

Our common stock is traded only on the OTC Bulletin Board and, therefore, liquidity in our common stock may be severely limited.

Currently, our shares are traded on the Over-the-Counter Bulletin Board (the "OTCBB") of the National Association of Securities Dealers, Inc. (the "NASD"). Stocks in the OTCBB market ordinarily have much lower trading volume than in other markets, such as the NASDAQ Capital Market. Very few market makers take interest in shares traded over-the-counter, and accordingly the markets for such shares are less orderly than is usual for NASDAQ Capital Market stocks. All of these factors may cause the liquidity in our common stock to be severely limited. As a result of the low trading volumes ordinarily obtained on the OTCBB, sales of common stock in any significant amount could not be absorbed without a dramatic reduction in price. Moreover, thinly traded shares on the OTCBB are more susceptible to trading manipulations than is ordinarily the case for more actively traded shares.

The market price for shares of our common stock could be volatile, and you may be unable to resell your shares in the stock market.

The market price for the shares of our common stock may fluctuate in response to a number of factors, many of which are beyond our control. Such factors may include, without limitation, the economic and monetary environment in general, and the open-market trading of our shares in particular. Such market trading may include speculative short-selling of our common stock. Investors may be unable to resell their shares in the stock market due to variations in trading volume or other market conditions.

We cannot guaranty the existence of an established public trading market.

Although our common stock is quoted on the OTCBB, a regular trading market for our securities may not be sustained in the future. The NASD has enacted changes that limit quotations on the OTCBB to securities of issuers that are current in their reports filed with the Commission. We cannot determine the effect of these rule changes and other proposed changes on the OTCBB at this time. The OTCBB is an inter-dealer, over-the-counter market that provides significantly less liquidity than the NASD’s automated quotation system (the “NASDAQ Stock Market”). Quotes for stocks included on the OTCBB are not listed in the financial sections of newspapers as are those for the NASDAQ Stock Market. Therefore, prices for securities traded solely on the OTCBB may be difficult to obtain and holders of common stock may be unable to resell their securities at or near their original offering price or at any price. Market prices for our common stock will be influenced by a number of factors, including:

o	the issuance of new equity securities pursuant to this, or a future, offering;
o	changes in interest rates;
o	competitive developments, including announcements by competitors of new products or services or significant contracts, acquisitions, strategic partnerships, joint ventures or capital commitments;
o	variations in quarterly operating results;
o	change in financial estimates by securities analysts;
o	the depth and liquidity of the market for our common stock;
o	investor perceptions of our company and our industry generally; and
o	general economic and other national conditions.

The sale of material amounts of our common stock could reduce the price of our common stock and encourage short sales.

Sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. See “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” for information about the ownership of our common stock by our current executive officers, directors and principal shareholders. If and as the holders of our convertible notes, convertible debentures and warrants convert and/or exercise such securities into shares of our common stock, which is being registered hereby, and then sell such stock, our common stock price may decrease due to the influx of such additional shares in the market.

There are short-selling activities in the market where our common stock is quoted. Short-selling is a market selling position not backed by any possession of the subject shares. Often such short sales are conducted by speculators. Short-selling may further depress our common stock price.

Existing shareholders may experience some dilution.

As detailed elsewhere in this report, we have convertible securities outstanding that are convertible into or exercisable for a significant number of shares of our common stock. Conversion of such convertible notes or debentures, and exercise of our warrants may cause dilution in the interests of other shareholders as a result of the substantial amounts of additional common stock that would be issued upon such conversion and/or exercise. In addition, sales of the shares of our common stock issuable upon conversion of the notes or debentures, and upon exercise of the warrants, could have a depressive effect on the price of our stock, particularly if there is not a coinciding increase in demand by purchasers of our common stock. Further, the terms on which we may obtain additional financing during the period any of the warrants remain outstanding may be adversely affected by the existence of these warrants.

Moreover, we may need to raise additional funds in the future to finance new developments or expand existing operations. If we raise additional funds through the issuance of new equity or equity-linked securities, other than on a pro rata basis to our existing shareholders, the percentage ownership of the existing shareholders may be reduced. Existing shareholders may experience subsequent dilution and/or such newly issued securities may have rights, preferences and privileges senior to those of the existing shareholders.

“Penny stock” rules may make buying or selling our shares difficult, limiting the market price and the liquidity of our shares.

Trading in our shares is subject to the “penny stock” regulations adopted by the Commission. These regulations generally define a penny stock as any equity security that has a market price of less than $5.00 per share, subject to certain exceptions. Specifically, “penny stock” is a security meeting one or more definitions set forth in Rules 15g-2 through 15g-6 promulgated under Section 15(g) of the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). These include, but are not limited to, the following: (1) the stock trades at a price less than $5.00 per share; (2) the stock is not traded on a “recognized” national exchange; (3) the stock is not quoted on the NASDAQ Stock Market, or even if so, has a price less than $5.00 per share; or (4) the stock is issued by a company with net tangible assets less than $2.0 million, if in business more than a continuous three years, or which averages revenues of less than $6.0 million for the past three years.

The “penny stock” regulations of the Commission require that any broker-dealer who recommends our securities to persons other than prior customers and accredited investors must, prior to the sale, make a special written suitability determination for the purchaser and receive the purchaser’s written agreement to execute the transaction. Unless an exception is available, the regulations require delivery, prior to any transaction involving penny stock, of a disclosure schedule explaining the penny stock market and the risks associated with trading in the penny stock market. Furthermore, broker-dealers dealing in penny stocks must obtain a manually signed and dated written receipt of the document before effecting any transaction in a penny stock for the investor’s account. In addition, broker-dealers must disclose commissions payable to both the broker-dealer and registered representative and current quotations for the securities they offer.

Potential investors in our common stock are urged to obtain and read such disclosure carefully before purchasing any shares that are deemed to be “penny stock.” Moreover, Rule 15g-9 requires broker-dealers in penny stocks to approve the account of any investor for transactions in such stocks before selling any penny stock to that investor. This procedure requires the broker-dealer to (i) obtain from the investor information concerning his or her financial situation, investment experience and investment objectives; (ii) reasonably determine, based on that information, that transactions in penny stocks are suitable for the investor and that the investor has sufficient knowledge and experience as to be reasonably capable of evaluating the risks of penny stock transactions; (iii) provide the investor with a written statement setting forth the basis on which the broker-dealer made the determination in (ii) above; and (iv) receive a signed and dated copy of such statement from the investor, confirming that it accurately reflects the investor’s financial situation, investment experience and investment objectives. The additional burdens imposed upon broker-dealers having to comply with such requirements may discourage broker-dealers from effecting transactions in our stock, which could severely limit the market price and liquidity of our stock, thus making it more difficult for holders of our common stock to resell their shares to third parties or to otherwise dispose of them in the market or otherwise.

We have never paid dividends, and we do not anticipate paying dividends in the foreseeable future.

Since our inception, we have never paid dividends on our common stock, which may adversely affect the price of our stock or discourage certain potential investors from purchasing shares of our common stock. Furthermore, we do not intend to pay dividends in the foreseeable future, as we intend to retain earnings, if any, for use in the development of our business. Any determination to pay dividends will be at the discretion of our board of directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant.

Item 2. Description of Property.

We currently lease office space in New York, New York on a month-to-month basis, at the rate of $3,400 per month. Through EMC, we currently lease office and packaging facilities in Lakewood, New Jersey, under a lease agreement expiring September 2010, at the current annual rate of $120,000. Through Unifide, we also currently lease office space in West Long Branch, New Jersey, and warehouse facilities in Harrison, New Jersey and Conshohocken, Pennsylvania, at an annual aggregate cost of $116,000. Finally, through Todays Way, we currently lease manufacturing and warehouse space in Akron, Ohio, at an annual cost of $144,000. We believe that our facilities are adequate for our current needs.

As a result of the acquisition of the Pitt Penn Group, we now also own an approximately forty year old manufacturing facility in East Deer Township, Pennsylvania. The facility is in good condition and includes a warehousing and production complex with office area and rail access. We are in the process of consolidating our operations into the Pitt Penn facility.

Item 3. Legal Proceedings.

We are a party to several litigations none of which, in the opinion of management, could have a material adverse effect on our financial condition or results of operations. Our management also believes that we have adequate defenses to each action filed against our company, however, there can be no assurance that such defenses will be accepted or that we will ultimately prevail in such actions. Our management does not believe that there are any proceedings to which any of our directors, officers or affiliates, any owner of record or beneficial owner of more than five percent (5%) of our common stock, or any associate of any such director, officer, affiliate of our company, or security holder is a party adverse to us, or has a material interest adverse to us.

In November 2004, Chapman Spira & Carson, LLC (“Chapman Spira”), an investment banking firm, filed a lawsuit in the Supreme Court of the State of New York for the County of New York against us and Power3. The suit alleges that we and Power3 are liable to Chapman Spira for damages allegedly resulting from the breach of a letter agreement between Chapman Spira and us relating to the performance of strategic and investment banking services. Chapman Spira is seeking damages in the amount of $1,522,000 plus interest. We filed an answer in the lawsuit. We dispute the allegations in the complaint and are vigorously defending this matter.

In June 2005, Charles Caudle and others filed a lawsuit in the District Court of Harris County, Texas, against us, ABC Texas (our former subsidiary), Power3, John Mazzuto and Crawford Shaw. The suit alleges that we, Power3 and the officers and directors are liable to plaintiffs for unspecified damages. We and our officers and directors have filed an answer denying all claims in the lawsuit. Crawford Shaw, a former officer and director of our company, has filed a cross complaint against us for unspecified damages related to his resignation. We have settled the dispute with Mr. Shaw and he will continue with the Company in a consulting position. We dispute the allegations in the Caudle complaint and are vigorously defending this matter.

On December 13, 2005, Trinity Bui filed suit in the Supreme Court of the State of New York, County of New York, against us alleging that we were in breach of certain notes payable to Ms. Bui and her investment company. Ms. Bui seeks payment of the notes and other unquantified damages. We believe that we have adequate defenses against such claims. We believe that the notes payable are properly accounted for in our financial statements. There can be no assurance that we will be successful in defending such claims.

On July 18, 2006, Beryl Zyskind filed suit in the Supreme Court of the State of New York, County of New York, against us alleging that we were in breach of certain notes payable to Mr. Zyskind. Mr. Zyskind seeks conversion of the notes and other unquantified damages. We believe that we have adequate defenses against such claims. We believe that the notes payable are properly accounted for in our financial statements. There can be no assurance that we will be successful in defending such claims.

Except as stated above, we are neither a party nor were any of our properties subject to any material legal proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters.

Beginning on February 11, 2005 and through August 28, 2005, our common stock traded on the “pink sheets” under the symbol ILNP.PK. Prior to such date, our common stock was traded on the pink sheets under the symbol AVBC.PK. The following sets forth the range of the closing bid prices for our common stock for the quarterly periods for the fiscal years ended June 30, 2005 and 2006.

Such prices represent inter-dealer quotations, do not represent actual transactions, and do not include retail mark-ups, mark-downs or commissions. Such prices were determined from information provided by a majority of the market makers for our common stock. Since August 29, 2005, our common stock has been trading on the OTCBB under the symbol ILNP.OB  On June 5, 2006, the Company effected a reverse stock split by converting each block of 10 shares of its common stock, par value $.001 per share issued and outstanding as of such date, into one share of common stock. The 1-for-10 ratio split reduced the number of shares of common stock outstanding from 56,226,888 to approximately 5,622,700 shares. Following the reverse stock split, a new CUSIP number for the Company was assigned.  Due to the new CUSIP number, the Company's ticker symbol was changed by NASDAQ to IEAM.OB.  Thus, since June 5, 2006, the Company has been trading under this new symbol.

	High Close	Low Close
Quarter Ended September 30, 2004	3.90	1.80
Quarter Ended December 31, 2004	3.40	2.00
Quarter Ended March 31, 2005	5.21	1.60
Quarter Ended June 30, 2005	4.50	2.10
Quarter Ended September 30, 2005	2.80	1.50
Quarter Ended December 31, 2005	2.30	1.20
Quarter Ended March 31, 2006	6.60	1.20
Quarter Ended June 30, 2006	6.80	4.50

According to the records of our transfer agent, as of September 25, 2006, we had approximately 7,831,480 issued and outstanding shares of common stock, which were held by approximately 300 record holders.

We have not declared or paid any cash dividends to date, and we do not intend to declare any cash dividends on the shares of our common stock in the foreseeable future, as we intend to retain earnings, if any, for use in the development of our business. Any determination to pay dividends will be at the discretion of our board of directors and will be dependent upon our results of operations and cash flows, our financial position and capital requirements, general business conditions, legal and any contractual restrictions on the payment of dividends and any other factors our board of directors deems relevant.

In connection with the Unifide and Todays Way acquisitions, the sellers received 350,000 (post split) shares and 150,000 (post split) shares of our common stock, respectively, subject to adjustment in the number of shares if the price of the Company’s common stock was less than $3.00 from the period from July 1, 2005 to July 10, 2005.

These sales and purchases of the Company’s common stock in the two acquisitions were exempt from registration under the Securities Act pursuant to Section 4(2) on the basis that the transactions did not involve a public offering. Each of the parties to whom we issued common stock in connection with the acquisitions of Unifide and Todays Way represented his or her intention to acquire the securities for investment only and not with a view toward distribution. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved.

Our Recent Private Placements

July 2005 Private Placement

We entered into a subscription agreement dated as of July 19, 2005 with Alpha, Whalehaven, Stonestreet, Regal and Osher. Pursuant to that subscription agreement, these investors purchased from us, in a private placement pursuant to Rule 506 of Regulation D under the Securities Act, (1) notes convertible into shares of our common stock, as well as (2) five-year warrants to purchase an aggregate of 1,270,833 (post split) shares of our common stock (excluding finder’s warrants described below), for an aggregate purchase price of $2,500,000, with $1,500,000 of that purchase price paid on July 19, 2005, the initial closing date, and the remaining $1,000,000 paid on November 2, 2005, the second closing date.

The convertible notes we issued in that private placement mature on the second anniversary of the date of issuance, and accrue interest at an annual interest rate equal to the “prime rate” published in the Wall Street Journal from time to time plus 4%, subject to a minimum interest rate of 8%. Upon the occurrence of one of the events of default enumerated in the convertible note which, if curable, is not cured within 20 days, the annual interest rate is increased to 15%. We are required to commence, on the thirteenth monthly anniversary of the date of issuance of the convertible notes, making monthly payments of the principal amount and interest outstanding thereunder, and to continue doing so until the amounts outstanding under the notes have been paid in full. At our option, but subject to certain limitations, we can make these payments in cash or shares of our common stock.

The holders of the convertible notes have the right to convert all or any portion of the principal amount outstanding thereunder, together with interest and fees due thereon, into shares of our common stock at the conversion price per share equal to the lesser of (1) $2.50 with respect to the notes issued on July 19, 2005, or $1.50 with respect to the notes issued on November 2, 2005, or (2) 80% of the average closing bid prices of our common stock as reported by Bloomberg L.P. for the five trading days preceding the issuance date of the convertible notes, subject to the adjustment provisions of the convertible notes and the subscription agreement. In addition, the subscription agreement provides for a mandatory redemption by us of the outstanding convertible notes at the election of each holder if certain events occur.

In connection with the July 2005 private placement, we issued warrants to purchase an aggregate of 1,270,833 (post split) shares of our common stock. These warrants will expire on the fifth anniversary of their issuance date, and can be exercised at any time during such period. The warrants exercisable for an aggregate of 333,333 (post split) shares have the exercise price of $1.75 per share, and the remaining warrants have the exercise price of $2.85 per share, in each case subject to adjustment as provided in the warrant. The warrants contain cashless exercise provisions.

JG Capital acted as the finder in connection with the July 2005 private placement. In consideration of its services, we paid JG Capital the commission to such placement agent from the gross proceeds of that offering equal to 9% thereof. We also agreed to pay to JG Capital 9% of the cash proceeds to be received by us from the exercise for cash of the warrants we issued in that private placement. Furthermore, we issued to JG Capital and/or its designees (including Osher) warrants (together, the “Finder’s Warrants”) exercisable for an aggregate of 247,587 (post split) shares of our common stock, on terms similar to the warrants issued to investors in the private placement, except that (1) we will not pay to JG Capital 9% of the cash proceeds to be received by us from the exercise of such warrants; (2) the Finder’s Warrants are exercisable at all times on a cashless basis; and (3) one-half of the Finder’s Warrants is exercisable at the initial conversion price in effect in July 19, 2005, and the remaining Finder’s Warrants are exercisable at the same conversion price as the warrants issued to the investors in the private placement. Finally, we reimbursed Alpha, the lead investor in the July 2005 private placement, for its due diligence expenses in the amount of 2% of the gross proceeds therefrom.

Pursuant to the subscription agreement, we were required to file with the Commission, within 30 days of the closing of the July 2005 private placement, a registration statement which registers the resale of all shares of our common stock underlying the convertible notes and the warrants issued or issuable by us to the investors in the July 2005 private placement. The subscription agreement provides that if such registration statement is not filed within the 30-day period and not declared effective within 120 days from the filing date, we would be required to deliver liquidated damages to the investors in that private placement. As we previously have not complied with these obligations, we have paid an aggregate of $278,995.27 representing accrued interest and liquidated damages to the investors in the July 2005 private placement pursuant to a modification, amendment and waiver agreement, dated as of March 8, 2006. We concluded with such investors as part of the March 2006 private placement as described below under “—March 2006 Private Placements—Modification, Amendment and Waiver Agreement.” We continued to incur liquidated damages to these investors until we filed the resale registration statement on May 31, 2006.

January 2006 Private Placement

We entered into a securities purchase agreement dated as of January 27, 2006 with the JLF entities pursuant to which the three JLF entities purchased from us, in a private placement pursuant to Rule 506 of Regulation D under the Securities Act, (1) debentures convertible into shares of our common stock, as well as (2) Class A warrants to purchase an aggregate of 1,064,166 (post split) shares of our common stock, and (3) Class B warrants to purchase an aggregate of 1,713,611 (post split) shares of our common stock, for an aggregate purchase price of $5,000,000.

The convertible debentures we issued in the January 2006 private placement mature 30 months from January 27, 2006, and accrue interest at an annual interest rate equal to the prime rate plus 4%. The holder of the debentures can elect to receive the interest payments in shares of our common stock. Upon the occurrence of one of the events of default enumerated in the debentures, which are similar to those set forth in the convertible notes we issued in the July 2005 private placement as described above, all amounts outstanding thereunder become due and payable in cash or, upon the respective holder’s election, in shares of our common stock.

The holders of the convertible debentures have the right to convert all or any portion of the principal amount outstanding thereunder, together with interest and fees due thereon, into shares of our common stock at the conversion price per share of $1.80, subject to the adjustment provisions set forth in the convertible debenture.

The Class A warrants we issued in the January 2006 private placement have the exercise price of $3.50 per share, and the Class B warrants have the exercise price of $2.40 per share. The investors in the January 2006 private placement are entitled to purchase (i) an aggregate of 1,064,166 (post split) shares of our common stock upon exercise of the Class A warrants, and (ii) an aggregate of 1,713,611 (post split) shares of our common stock upon exercise of the Class B warrants. Each of the Class A and Class B warrants will expire on the third anniversary of their issuance date, and can be exercised at any time during such period. The warrants we issued to the JLF entities are not subject to cashless exercise.

Pursuant to the January 2006 purchase agreement, we agreed to file with the Commission, within 60 business days of the closing of that offering, a registration statement which registers the resale of all shares of our common stock underlying the convertible debentures and the warrants issued or issuable by us to the JLF entities. If such registration statement is not filed within the 60 business-day period and not declared effective as provided in the January 2006 purchase agreement, we would be required to deliver liquidated damages to the JLF entities. We filed the registration statement on May 31, 2006.

March 2006 Private Placements

We entered into a securities purchase agreement dated as of March 8, 2006 with Alpha, Whalehaven, Ellis, Bristol and Chestnut pursuant to which these investors purchased from us, in a private placement pursuant to Rule 506 of Regulation D under the Securities Act, (1) debentures convertible into shares of our common stock, as well as (2) Class A warrants to purchase an aggregate of 402,778 (post split) shares of our common stock, and (3) Class B warrants to purchase 402,778 (post split) of our common stock, for an aggregate purchase price of $1,450,000. In addition, also effective March 8, 2006, we entered into a separate securities purchase agreement (together with the abovementioned securities purchase agreement, the “March 2006 purchase agreements”) with Truk pursuant to which these investors purchased from us, in a separate private placement pursuant to Rule 506 of Regulation D under the Securities Act, (1) debentures convertible into shares of our common stock, as well as (2) Class A warrants to purchase an aggregate of 138,888 (post split) shares of our common stock, and (3) Class B warrants to purchase an aggregate of 138,888 (post split) shares of our common stock, for an aggregate purchase price of $500,000.

The convertible debentures we issued in the March 2006 private placements mature on the 30 month anniversary of March 8, 2006, and accrue interest at an annual interest rate equal to the “prime rate” plus 4%. The holder of the debentures can elect to receive the interest payments in shares of our common stock. Upon the occurrence of one of the events of default enumerated in the debentures, which are similar to those set forth in the convertible notes we issued in the July 2005 private placement as described under “— Our Recent Private Placements—July 2005 Private Placement”, all amounts outstanding thereunder become due and payable in cash or, upon the respective holder’s election, in shares of our common stock.

The holders of the convertible debentures have the right to convert all or any portion of the principal amount outstanding thereunder, together with accrued interest and fees due thereon, into shares of our common stock at the conversion price per share of $1.80, subject to the adjustment provisions set forth in the convertible debentures.

The Class A warrants we issued in the March 2006 private placement have the exercise price of $3.40 per share, and the Class B warrants have the exercise price of $3.40 per share. Each of the Class A and Class B warrants will expire on the third anniversary of their issuance date, and can be exercised at any time during such period. The warrants we issued to the investors in the March 2006 private placements are not subject to cashless exercise.

JG Capital acted as the finder in connection with the March 2005 private placement. In consideration of its services, we paid JG Capital the commission to such placement agent from the gross proceeds of that offering equal to 9% thereof. We also agreed to pay to JG Capital 9% of the cash proceeds to be received by us from the exercise for cash of the warrants we issued in that private placement. Furthermore, we issued to JG Capital and/or its designees (including Osher) warrants (together, the “Finder’s Warrants”) exercisable for an aggregate of 187,500 (post split) shares of our common stock, on terms similar to the warrants issued to investors in the private placement, except that (1) we will not pay to JG Capital 9% of the cash proceeds to be received by us from the exercise of such warrants; (2) the Finder’s Warrants are exercisable at all times on a cashless basis; and (3) the Finder’s Warrants are exercisable at the same conversion price as the warrants issued to the investors in the private placement. Finally, we reimbursed Alpha, the lead investor in the March 2005 private placement, for its due diligence expenses in the amount of 2% of the gross proceeds therefrom.

Pursuant to the March 2006 purchase agreements, we agreed to file with the Commission, within 60 business days of the closing dates of those offerings, a registration statement which registers the resale of all shares of our common stock underlying the convertible debentures and the warrants issued or issuable by us to the investors in the March 2006 private placements. If such registration statement is not filed within the 60 business-day period and not declared effective as provided in the March 2006 purchase agreements, we would be required to deliver liquidated damages to the investors in the March 2006 private placements. We filed the registration statement on May 31, 2006.

Pledge Agreement

In connection with the March 2006 private placements, we entered into a pledge agreement (and into a related collateral agent agreement) with Alpha, Whalehaven, Stonestreet, Regal and Osher, dated as of March 8, 2006, pursuant to which we agreed to grant such parties a first priority security interest in (x) the stock held by us in EMC, and (y) the limited liability company interests held by us in Spinwell, to secure our respective obligations and liabilities under the convertible notes we issued in the July 2005 private placement, and the convertible debentures we issued in the March 2006 private placement. Under the pledge agreement, we have agreed not to create other liens upon the EMC and Spinwell interests so pledged, except for a pari pasu security interest securing a financing of our company and/or EMC and/or Spinwell in the amount of not more than $500,000.

Modification, Amendment and Waiver Agreement

We also entered into a modification, amendment and waiver agreement with Alpha, Whalehaven, Stonestreet, Regal and Osher, dated as of March 8, 2006, pursuant to which (1) we agreed to pay to these investors accrued interest and liquidated damages in the aggregate of $278,995.27 incurred by us in connection with our registration rights obligations under the July 2005 private placement; and (2) the investors agreed to invest an additional $300,000 in us prior to June 5, 2006, subject to the conditions and other agreements set forth therein.

Other than as described in the foregoing paragraphs, we did not offer or sell any unregistered securities in the fiscal year ended June 30, 2006. Other than as described above, there were no underwriters or placement agents involved in any of the foregoing transactions.

Item 6. Management’s Discussion and Analysis or Plan of Operations.

Forward-Looking Statements

You should read the following discussion of our financial condition and results of operations in conjunction with the financial statements and the related notes included elsewhere in this prospectus. This prospectus contains forward-looking statements within the meaning of Section 27A of the Securities Act, and Section 21E of the Exchange Act. These include statements about our expectations, beliefs, intentions or strategies for the future, which we indicate by words or phrases such as “believe,” “anticipate,” “intend,” “goal,” “expect,” “plan,” “we believe,” “our company believes,” “management believes” and similar language. These forward-looking statements represent our current expectations or beliefs concerning future events, and are subject to certain risks, uncertainties and assumptions, including those set forth in the discussions under the captions “Risk Factors,” “Business” and “Management’s Discussion and Analysis or Plan of Operations.” Although our management believes that such forward-looking statements are reasonable, it cannot guarantee that such expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause our future results to differ materially from those anticipated including, among other risks and uncertainties:

o	our history of ongoing operating losses;
o
the overall marketplace and clients’ usage of EMC’s and Unifide’s products, including demand therefor, the impact of competitive technologies, products and pricing, particularly given the substantially larger size and scale of certain existing competitors and potential competitors, control of expenses, and revenue generated by our acquisition of new customers;

o	the ultimate effects of Hurricane Katrina on the supply and/or distribution chain;
o	the consequent results of operations given the aforementioned factors; and
o
our need to raise additional working capital to fund operations and the availability and terms of any such funding, absent which we believe we may be forced to curtail operations, and if no alternative to financing, such as an additional merger or acquisition, is consummated, we may not continue as a going concern.

The foregoing list should not be construed as exhaustive, and we disclaim any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that our business strategy, objectives or other plans will be achieved. We caution you not to place undue reliance on any such forward-looking statements, which speak only as of the date made. Our actual results may differ materially from results anticipated in these forward-looking statements. Finally, our historical financial performance is not necessarily indicative of the results that may be expected in the future.

Critical Accounting Policies and Estimates

Below is a description of accounting policies, which we consider critical to the preparation and understanding of our financial statements. In addition, certain amounts included in or affecting our financial statements and related disclosure must be estimated, which requires us to make assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. Actual results may differ from these estimates under different assumptions or conditions. The selection of critical accounting policies, the judgments and other uncertainties affecting the application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors to be considered when reviewing our financial statements. We believe that the following critical accounting policies set forth below involve the most significant judgments and estimates used in the preparation of our financial statements. We evaluate these policies on an ongoing basis, based upon historical results and experience, consultation with experts, trends and other methods we consider reasonable in the particular circumstances, as well as our forecasts as to how these might change in the future.

Revenue Recognition

EMC is primarily engaged in the manufacturing and sale of packaged refrigerants for the automotive and dusting markets. Revenue is recognized with the successful manufacture and delivery of such product to the end user customer.

Unifide markets and distributes a full line of automotive aftermarket chemicals. Distribution markets include retail, wholesale, value chains, and private labeling. Unifide brands consist of Unifide (retail), Taylor Made Products (professional), as well as NuEnergy and Tradco/Phoenix (value). Revenue is recognized with sales to the distribution chain.

Todays Way is a contract manufacturer of liquid and aerosol products. Currently, Todays Way is solely producing for Unifide. Revenue is recognized by toll manufacture of products.

The Pitt Penn Group is a supplier of automotive and chemical products. Revenue is recognized with sales to the distributor chain.

All intercompany transactions have been eliminated.

Inventory

Inventory is stated at the lower of cost or market, with cost determined on a first-in, first-out basis.

Machinery and Equipment

Machinery and equipment are recorded at cost. Depreciation is computed on the estimated useful lives of the assets ranging from three to ten years using the straight-line method.

Accounting for Stock-Based Compensation

We have adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS No. 123, we apply Accounting Principles Board Opinion 25 and related interpretations in accounting for stock issued to its employees and consultants. Management exercises judgment in its determination of when significant non-cash stock transactions have occurred. We will adopt FAS 123(R) at the beginning of the next fiscal year.

Restatement of Financial Statements

On November 28, 2005, our board of directors concluded that our financial statements included in our Form 10-KSB for our fiscal year ended June 30, 2005 should no longer be relied upon because the financial statements should be restated with respect to the accounting treatment of the Asset Purchase Agreement between us and Power3 which was consummated in May 2004. We restated our past financial statements for the year ended June 30, 2005, the periods ended September 30, 2004, December 31, 2004, March 31, 2005, September 30, 2005, December 31, 2005 and March 31, 2006. This restatement resulted in the removal of approximately $1,900,000 of disputed liabilities. Our board of directors has discussed this matter with our independent accountants. We filed all the restatements in September 2006.

Recent Change of Fiscal Year

In December 2004, our board of directors approved the change in our fiscal year end from December 31 to June 30, in order to align more closely our operations and internal controls with EMC. At that time, EMC was our only operating subsidiary, and its fiscal year end was June 30.

Results of Operations

The comparative data included herein and in "Liquidity and Capital Resources" below contain data for the year ended June 30, 2005, consisting of pre-acquisition Unifide, Todays Way and Pitt Penn Group data. The year ended June 30, 2006 data consists of post-acquisition Unifide and Todays Way and Pitt Penn Group data and includes the operations of EMC, Unifide, Todays Way for the year ended June 30, 2006 and the Pitt Penn Group data for the period beginning January 27, 2006.

Year Ended June 30, 2006 as Compared to Year Ended June 30, 2005

Revenue and gross profit for the year ended June 30, 2006 was $30,752,443 and $5,018,475 respectively, as compared to $3,953,748 and $840,838, respectively, for the year ended June 30, 2005 and reflects the revenue and gross profit derived from the acquisitions and operations of Unifide, Todays Way and Pitt Penn Group’s operations during the year. The Company recognized a gain of $574,238 due to sales of shares of common stock of Power3 in private and public transactions. No such gain was recorded during the prior year’s period. Additionally, the Company recognized a gain of $774,948 from the sale of the assets of Springdale Specialty Blowmolding.

Total operating expenses for the year ended June 30, 2006 was $8,786,136 as compared to $4,561,636 for fiscal year 2005. Of this amount, $4,058,050 was due to selling, general and administrative expenses which was a direct reflection of the addition of Unifide, Todays Way and the Pitt Penn Group. This compares to $740,324 in selling, general and administrative expenses for the year ended June 30, 2005.

Interest expenses for the year ended June 30, 2006 and 2005 were $4,770,651 and $526,437, respectively, with the increase primarily attributable to the debt issuance costs from the convertible debentures issued by the Company for the acquisitions of Unifide, Todays Way and the Pitt Penn Group. The debt issuance costs are non-cash costs and account for $2,079,816 of the interest expense for the year.

The result of the above was a net loss for the year ended June 30, 2006 of $(7,176,330), compared to a net loss of $(14,793,926) in the fiscal year 2005.

Net (loss) income per share basic and diluted for the year ended June 30, 2006 and June 30, 2005 was $(1.40) and $(6.56) per share, respectively.

Liquidity and Capital Resources

Net cash used by operations for year ending June 30, 2006 was $(52,275), compared to negative cash provided by operations for the year ending June 30, 2005 of $(1,792,793). This increase in funds used by operations was attributable to a rise in both the accounts payable and the accounts receivable of the Company by $1,405,106 and $2,467,604, respectively, in connection with the operations of Unifide, Todays Way and the Pitt Penn Group. Additionally, on non-cash items, stock based compensation and stock based interest expense totaled $1,609,549 and $2,963,069 respectively which reduced the need for cash compensation and interest expenses.

Net cash used by investing activities was a negative $(1,139,008) in the year ending June 30, 2006 as compared to a negative $(302,254) for the year ending June 30, 2005. This difference is directly related to the acquisitions of Unifide, Todays Way and the Pitt Penn Group.

Net cash provided by financing activities was $1,176,141 in the year ending June 30, 2006 as compared to $2,384,106 for the year ending June 30, 2005. This difference is due to the issuance of debt related to the acquisitions of Unifide, Todays Way and the Pitt Penn Group.

The liquidity position of the Company should improve in the future as warrants issued with the convertible debentures are exercised bringing cash into the Company. Additionally, cash provided from operations continues to improve at all of the operating subsidiaries of the Company helping the future liquidity of the Company.

We are currently funding our operations from our cash flow generated from operations and our existing credit facilities.

While we believe that access to our credit facilities, together with our current cash flow from operations, will be sufficient to meet our working capital needs in the next twelve months, we may need to seek additional sources of capital to support our development of new products and expansion of our operations. To that end, from time to time we may attempt to receive financing through some combination of commercial bank borrowings or the private or public sale of equity or debt securities, in an effort to ensure that we have access to sufficient funds to meet our needs. However, future equity or debt financings may not be available to us at all, or, if available, may not be on favorable terms. We cannot assure you that these efforts, together with items described above, will be sufficient to fund our growth, or that external funding will be available to us at favorable interest rates or at all. If we are unable to obtain financing in the future, we will continue to develop our business on a reduced scale based on our existing capital resources.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to investors. We have no interests in or relationships with any special purpose entities or variable interest entities.

Item 7. Financial Statements.

See the Financial Statements beginning on page F-1.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

As previously disclosed, the independent auditors of Ciro, Lazar Levine and Felix LLP, predecessor auditor of the legal acquirer in the reverse merger, resigned as the independent auditors of Ciro effective December 7, 2004 because such auditors had no dealings with the Company since July 24, 2003. In October 2003, the Company filed a Form 15 with the Commission under Rule 12g-4(a)(1)(i) of the Exchange Act electing to become a non-reporting company on the basis that its common stock was held by fewer than 300 persons. On February 28, 2003, the board of directors of ABC Texas, approved the retention of Fitts, Roberts & Co., P.C. to audit the financial statements of ABC Texas for the years ended December 31, 2002 and 2001. On June 3, 2004, the board of directors of ABC Texas again approved the retention of Fitts, Roberts & Co., P.C. to audit the financial statements of ABC Texas for the year ended December 31, 2003. On December 29, 2004, Fitts, Roberts & Co., P.C. informed the Company that it would not stand for reelection as the Company’s independent auditors. The Company received certain observations from Fitts, Roberts & Co., P.C., including, but not limited to, the following: (i) the Company lacks specific policies and a procedure guide; (ii) the separation of duties to support internal controls is lacking; (iii) there is poor documentation and a lack of trained accounting staff; and (iv) the Company has a lack of reconciliation of accounts and has a number of audit adjusting journal entries. On December 9, 2004, the Company’s Board of Directors approved the retention of Beckstead and Watts, LLP as the Company’s independent auditors going forward. There have been no disagreements with any of the Company’s independent auditors to the knowledge of the Company’s Board of Directors.

Item 8A. Controls and Procedures.

The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-14 of the Exchange Act) as of the end of the period covered by this annual report (the “Evaluation Date”), have concluded that as of the Evaluation Date, the Company’s disclosure controls and procedures were not effective and not adequate in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms. Such officers reached this conclusion because the Company’s records, prior to the recent change in management, had not been maintained and processed to meet both financial reporting and other Commission disclosure needs and requirements. Management has reviewed the recommendations set forth in a letter from the Company’s auditors and has brought the Company’s disclosure controls and procedures in line with such recommendations.  The Company’s independent auditors had made a number of recommendations including, but not limited to, the following: (i) the Company should improve accounting controls through the formalization and adoption of accounting policies and procedures, and (ii) additional recommendations related to improving internal controls through the separation of duties within the accounting function.

Changes in Internal Control Over Financial Reporting

There were no significant changes in the Company’s internal control over financial reporting that occurred during the period covered by this annual report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 8B. Other Information.

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Directors and Executive Officers

The Company’s directors are elected at each Annual Meeting of Stockholders or are otherwise appointed as permitted by Nevada law and the Company’s charter. Each of the executive officers of the Company was elected by the Board of Directors of the Company to serve in the capacities set forth below opposite his name, and, except as otherwise noted, serves until the next Annual Meeting of Stockholders. The directors serving on the Company’s Board and the Company’s executive officers are as forth in the table below:

Our directors and executive officers

The following table sets forth certain information regarding our executive officers and directors:

Name	Age	Title
John Mazzuto	58	Chief Executive Officer, President, Assistant Secretary and Director
Robert J. Casper	62	Director
Jerome Davis	55	Director
Michael Jay Solomon	70	Director
James Margulies	42	Vice President, Chief Financial Officer, Treasurer and Secretary
Scott Margulis	41	Director

We expect that Messrs. Casper, Davis and Solomon will be members of our audit committee once such committee is established by our board of directors. Our board of directors is currently in the process of establishing the audit committee.

Our directors are elected at each annual meeting of our shareholders or are otherwise appointed as permitted by Nevada law and our charter. Each of our executive officers was elected by our board of directors to serve in the capacities set forth below opposite his name, and, except as otherwise noted, serves until the next annual meeting of our shareholders.

John Mazzuto our Chief Executive Officer, President, Assistant Secretary and director, has been an investor, financial consultant and advisor to a number of mid and small sized firms in various industries. Previously, he was Managing Director of corporate finance of Chemical Bank in New York. Mr. Mazzuto was Group Managing Director of an international merchant bank and was a member of the board of directors of a number of companies. Mr. Mazzuto graduated from Yale College in 1970.

Robert J. Casper was appointed in June 2005 to fill a vacancy on our board of directors, effective as of July 18, 2005. During the past five years, Mr. Casper served as President and Chief Operating Officer of US Life Corporation, a NYSE listed insurance holding company. During his tenure at US Life Corporation, Mr. Casper was responsible for the development of operational policies and procedures, establishing interest rates and investment policy, and product development. Mr. Casper is currently the Chief Executive Officer of R.J. Casper & Associates, a private consulting firm. He is the founder and Chairman of Concorde Specialty Gases, Inc., a leading independent producer and distributor of specialty gases utilized in a variety of industrial, commercial and consumer applications. Presently, Mr. Casper is a director of Sandy Hook Limited, as well as CG Ltd., both located in London.

Jerome Davis was also appointed in July 2005 to fill a vacancy on our board of directors, effective as of July 18, 2005. Mr. Davis currently serves as Special Assistant to the President at Columbia University. Prior to entering the academic world in 2002, he was the Chairman and CEO of Noxtech, Inc., an environmental technology development and marketing company from July 1996 to August 2002. From January 1986 to June 1996, Mr. Davis also served as President of Cummins Power Generation, Inc., where he was responsible for the oversight of all aspects of business management and acquired extensive experience in international business development and technology licensing. He is a graduate of Princeton University where he received the coveted Moses Taylor Pyne Prize, the highest general distinction available to an undergraduate. Additionally, Mr. Davis was a Rhodes Scholar at Oxford where he received an M.A. in Politics and Economics before graduating from Yale University Law School in 1976.

James Margulies has been our Vice President, Chief Financial Officer and Secretary since January 31, 2006. He was also our interim Chief Financial Officer from December 3, 2005 until January 31, 2006. Since 2000, Mr. Margulies has been a partner in the law firm of Margulies & Levinson LLP, located in Cleveland, Ohio, representing both private and public clients in areas including, but not limited to, general contract matters, public offerings, private placements, leveraged capitalizations, acquisitions and divestitures.

Scott Margulis has been our director since October 14, 2005. He joined Unifide, one of our operating subsidiaries, in 1999 after spending several years in the automotive aftermarket and chemical manufacturing industries. He has been responsible for marketing the Unifide product lines to automotive retailers, as well as acquiring well established automotive brands and creating new brands.

Michael Jay Solomon was appointed as a director of the Company in August 2006. Mr. Solomon is currently the Chief Executive Officer and founder of Solomon Entertainment Enterprises, a worldwide content provider for all forms of television, home video, internet and wireless phones. From 2003 through 2005, Mr. Solomon served as the Chairman of AGU Entertainment Corp., now The Tube Media Corp. Previously, Mr. Solomon had a five year tenure with Warner Bros. which, under his leadership, became the largest television program distribution company in the world. Prior to joining Warner Bros., he co-founded Telepictures Corporation, which went on to become one of the largest production and distribution companies in the world. Mr. Solomon serves on the Board of Overseers of New York University's Stern School of Business and is a founder of the Sam Spiegel Film & Television School in Jerusalem. He was educated at New York University's Stern School of Business and Boston's Emerson College, where he was awarded an honorary Doctor of Law degree.

None of our directors holds any directorship in a company with a class of securities registered pursuant to Section 12 of the Exchange Act or subject to the requirements of Section 15(d) of the Exchange Act. Furthermore, none of our directors holds any directorship in a company registered as an investment company under the Investment Company Act of 1940.

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
Based solely on a review of Section 16(a) forms that the Company has received, the Company believes that the following persons inadvertently failed to file a Form 3 on a timely basis: Robert Casper, Jerome Davis, James W. Margulies, John Mazzuto and Crawford Shaw.

Based solely on a review of Section 16(a) forms that the Company has received, the Company believes that the following persons each failed to timely file a Form 4 on one occasion during the fiscal year ended June 30, 2006: Robert Casper, Barry Margulis and Scott Margulis.

The Company has advised these officers and directors of their reporting obligations under Section 16(a) of the Exchange Act and has implemented procedures to prevent future late filings.

Item 10. Executive Compensation.

The table below sets forth all annual and long-term compensation paid by the Company in fiscal years end June 30, 2006, 2005 and 2004 for services in all capacities with respect to those persons who were (i) the Chief Executive Officer and (ii) the other executive officers of the Company at the end of the fiscal year, as well as the other individuals that were executive officers during the fiscal year ended June 30, 2006.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts (1)	All Other Compen-sation

John Mazzuto - Chairman of the Board, Chief Executive Officer, President, Assistant Secretary

Crawford Shaw - Former Chairman of the Board, Chief Executive Officer, and President(2)

James W. Margulies,
Chief Financial Officer
	2006 2005 2004 2006 2005 2004 2006 2005 2004	-- -- -- -- -- -- $75,000 --	-- -- -- -- -- -- -- -- --	-- -- -- -- -- -- -- -- --	390,000 -- -- -- -- -- -- -- --	-- -- -- $200,000 -- -- -- -- --	-- -- -- -- -- -- -- -- --	-- -- -- -- -- -- $5,000 -- --
_______________________________
(1) Includes securities, underlying options, and SARs.
(2) Mr. Shaw resigned from his position on October 14, 2005.

The following table contains disclosure concerning individual grants of stock options made during the fiscal year ended June 30, 2006 to each of the named executive officers listed in the foregoing table.

Option Grants in Last Fiscal Year

Name/Title	Number of Securities Underlying Options	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date
John Mazzuto-- Chairman of the Board, Chief Executive Officer, President, Assistant Secretary James W. Margulies-- Chief Financial Officer, Vice President	-0- 150,000	-0- 75%	-0- $2.30	-0- January 31, 2016

In August 2004, the Company adopted the 2004 Stock Option Plan (the “Stock Option Plan”). The Stock Option Plan permits the grant of (i) options exercisable for shares of the Company’s common stock, (ii) stock appreciation rights entitling the recipient to receive cash or shares of the Company’s common stock and (iii) restricted shares of the Company’s common stock to its officers and other employees, outside directors and consultants, upon such terms, including exercise price and conditions and vesting schedule, as may be determined by the Company’s Board of Directors. The Stock Option Plan authorizes the granting of awards of up to a maximum of 15,000,000 shares of the Company’s common stock. All options are subject to the vesting schedule stated in the applicable award agreement.

During the fiscal year ended June 30, 2006, we paid each of directors of the Company 10,000 shares of the common stock of the Company, valued at approximately $40,000 each.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth the beneficial ownership of our common stock as of September 25, 2006 by:

o	each person known to us to own beneficially more than 5% of our common stock;
o	our Chief Executive Officer and our four other most highly compensated executive officers;
o	each of our directors; and
o	all of our directors and executive officers as a group.

The beneficial ownership of our common stock set forth in the table is determined in accordance with the rules of the Commission. In computing the number of shares beneficially owned by any stockholder and the percentage ownership of such stockholder, shares of common stock subject to options, warrants, rights or convertible privilege held by that person that are currently exercisable or exercisable within 60 days of the date hereof are deemed to have been exercised and to be outstanding. Such shares, however, are not deemed to have been exercised and to be outstanding for purposes of computing the percentage ownership of any other person.

All information with respect to beneficial ownership has been furnished by the respective director, executive officer or more than 5% stockholder, or by reference to a public filing, as the case may be. Unless otherwise indicated in the footnotes below, the persons and entities named in the table have sole voting and investment power as to all shares beneficially owned. Unless specified otherwise, the address of each of the shareholders in the table is c/o Industrial Enterprises of America, Inc., 711 Third Avenue, Suite 1505, New York, New York 10017. All share numbers below give effect to our 1-for-10 reverse stock split.

Name of beneficial owner and address	Number of shares of common stock owned (1)	Percent of class (2)
Jeffrey L. Feinberg (2)	415,465	5.30%
JLF Asset Management, L.L.C. (3)	415,465	5.30%
Robert J. Casper(4)	8,500	*
Jerome Davis	10,000	*
Lou Frey, Jr.(5)	20,000	*
Scott L. Margulis(6)	316,667	4.04%
Barry J. Margulis(7)	420,000	6.78%
John Mazzuto	132,500	1.70%
Crawford Shaw(8)	-	-
James W. Margulies(9)	321,017	4.10%

All such directors and executive officers as a group (5 persons)	1,208,684	15.43%

*Less than 1%

(1)
Unless otherwise indicated, the amounts shown as being beneficially owned by each stockholder listed above represents shares over which that stockholder or group holds sole voting and sole investment power.

(2)	Based on 7,831,480 shares of our common stock issued and outstanding as of September 25, 2006 on a post-split basis.

(3)
Based on Schedule 13G (“Schedule 13G”) filed such shareholders and JLF Offshore Fund, Ltd. (the “Fund”) with the Commission on February 17, 2006. According to Schedule 13G, the shares listed above are held by (i) a separately managed account managed by Mr. Feinberg and (ii) JLF Partners I, L.P., JLF Partners II, L.P. and the Fund, to which JLF Asset Management, L.L.C. (“JLFAM”) serves as the management company and/or investment manager. Mr. Feinberg and JLFAM have shared voting and investment power over the shares of common stock attributed to each such shareholder. Mr. Feinberg is the managing member of JLFAM. The address of each of these shareholders is c/o JLFAM, 2775 Via de la Valle, Suite 204, Del Mar, CA 92104.

(4)	The shares of common stock attributed to Robert Casper include 3,500 shares in respect of options.

(5)	Lou Frey, Jr. resigned as a director effective as of January 3, 2006.

(6)	The shares of common stock attributed to Scott Margulis include 55,000 shares in respect of options and 56,667 shares in respect of warrants.

(7)	The shares of common stock attributed to Barry Margulis include 105,000 shares in respect of options and 5,667 shares in respect of warrants.

(8)	Crawford Shaw resigned as Chief Executive Officer and President effective as of October 14, 2005.

(9)	Mr. Margulies is the Company's Chief Financial Officer. The shares of common stock attributed to James Margulies include 135,000 shares in respect of options.

Equity Compensation Plan Information

The following table sets forth information concerning shares of the Company’s common stock authorized or available for issuance under the Company's equity compensation plan as of June 30, 2006.

Plan Category	(a) Number of Shares to be Issued upon Exercise of Outstanding Options, Warrants and Rights	(b) Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	(c) Number of Securities Remaining Available for Future Issuance under Equity Compensation Plans (excluding securities reflected in column (a))
Equity Compensation Plans Approved by Security Holders	1,265,500	$ 2.00	5,295,000
Equity Compensation Plans Not Approved by Security Holders	0	$ 0.00	0

The material features of the Stock Option Plan are discussed above. Please see “Item 10 - Executive Compensation”.

Item 12. Certain Relationships and Related Transactions.

In May 2004, the Company entered into the Power3 Agreement, among the Company, Power3 and the Shareholders. According to the Company’s records, the Power3 Sale was approved by the Company’s shareholders by proxy. As provided in the Power3 Agreement, the Company sold to Power3 all of the Company’s assets in consideration for 15,000,000 shares of the common stock, par value $.001 per share, of Power3. The assets disposed of by the Company included all tangible personal property, intellectual property, rights in contracts that the Company is a party to, along with intangible property, including goodwill. In consideration for the benefits that they received by virtue of the transaction, each of the Shareholders agreed to make the representations, warranties, and indemnifications in the Power3 Agreement jointly and severally, along with the Company, and each of the Shareholders agreed to enter into and be bound by a Non-Competition Agreement and an Employment Agreement containing, among other things, covenants respecting confidentiality, non-competition and non-solicitation. Please see the discussion regarding the Power3 Sale in “Item 1 - Description of Business - Background” and “Item 6 - Management’s Discussion and Analysis or Plan of Operation”. A shareholder of the Company provided investment banking services during the year and received compensation of $200,000 for such services. Such compensation was offset by a near equal amount of receivable due from such shareholder. Management believes that the compensation is fair and reasonable and is based on arms length negotiations.

On January 31, 2006, our board of directors appointed James Margulies as our Chief Financial Officer Since 2000, Mr. Margulies has been a partner in the law firm of Margulies & Levinson LLP. In the last two years, we paid Margulies & Levinson LLP approximately $300,000 as compensation for various legal matters.

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

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

Set forth below are aggregate fees for professional services rendered for the Company by (i) Beckstead and Watts, LLP, for the fiscal year ended June 30, 2005, the fiscal year ended June 30, 2006 and the six month transition period ended June 30, 2004. The aggregate fees included in the Audit category are fees billed for the fiscal years (or transition period) for the audit of the Company’s annual (or transition period) financial statements and review of financial statements and statutory and regulatory filings or engagements. The aggregate fees included in each of the other categories are fees that would have been billed during the year (or transition period), had they been incurred.

	Fiscal Year Ended June 30, 2006	Fiscal Year Ended June 30, 2005	Six Month Period Ended June 30, 2004
Audit Fees	$250,000	$ 100,315	$ 14,960
Audit-Related Fees	$200,000	$ 0	$ 0
Tax Fees	$ 0	$ 0	$ 0
All Other Fees	$ 0	$ 0	$ 0
	----------------	----------------	----------------
Total	$450,000	$ 100,315	$ 14,960

Audit Fees for the fiscal year ended June 30, 2006, June 30, 2005 and the six month transition period ended June 30, 2004 were for professional services rendered for the audits of the financial statements of the Company, consents, and other assistance required to complete the year- and period- end audit of the financial statements.

The Company incurred no Audit-Related Fees for the fiscal year ended June 30, 2005 and the six month transition period ended June 30, 2004.

There were no Tax Fees or fees that were classified as All Other Fees as of the fiscal years ended June 30, 2006, June 30, 2005 and the six month transition period ended June 30, 2004.

As the Company does not yet have a formal audit committee, the Company does not have audit committee pre-approval policies and procedures; however, the directors approved all of the audit-related, tax and all other fees.

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Industrial Enterprises of America, Inc.
(Registrant)

Date: November 13, 2006
By:  /s/ John D. Mazzuto
John D. Mazzuto, Chief Executive Officer & President

Date: November 13, 2006
By:  /s/ James W. Margulies
James W. Margulies, Chief Financial Officer

 Beckstead and Watts, LLP
Certified Public Accountants
2425 W. Horizon Ridge Parkway
Henderson, NV 89052
702.257.1984
702.362.0540(fax)

Report of Independent Registered Public Accounting Firm

Board of Directors
Industrial Enterprises of America, Inc.
We have audited the accompanying consolidated balance sheet of Industrial Enterprises of America, Inc. (the “Company”), as of June 30, 2006, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Industrial Enterprises of America, Inc. as of June 30, 2006, and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Beckstead and Watts, LLP

November 13, 2006

The accompanying Notes are an integral part of these Financial Statements

 Beckstead and Watts, LLP
Certified Public Accountants
2425 W. Horizon Ridge Parkway
Henderson, NV 89052
702.257.1984
702.362.0540(fax)

Report of Independent Registered Public Accounting Firm

Board of Directors
Industrial Enterprises of America, Inc.
We have audited the accompanying restated consolidated balance sheet of Industrial Enterprises of America, Inc. as of June 30, 2005, and the related restated consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

As discussed in Note 2 to the financial statements, the Company’s 2005 total assets and total liabilities reported as $3,461,005 and $5,896,526, respectively, should have been $ 6,743,324 and $3,509,922, respectively, and accumulated earnings or (deficit) and net loss previously reported as ($2,435,521) and $13,921,847, respectively, should have been ($3,233,402) and $14,793,925, respectively. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.

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

/s/ Beckstead and Watts, LLP

October 12, 2005, except for Note 2, as to which the date is November 13, 2006

The accompanying Notes are an integral part of these Financial Statements

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Consolidated Balance Sheet
June 30, 2006
(Audited)

June 30, 2006
(Audited)
ASSETS
Current Assets
Cash	$ 308,375
Accounts receivable, net of allowances of $462,065	5,765,010
Due from related parties	35,482
Other receivables	377,286
Inventory	8,354,874
Note receivable	500,000
Prepaid expenses	445,014
Total Current Assets	$ 15,786,041
Investment in common stock	441,930
Prepaid acquisition costs	125,000
Property, plant and equipment net of accumulated depreciation	8,094,685
Note receivable	500,000
Other intangibles, net of amortization	150,655
Goodwill	5,890,418
Debt issuance costs, unamortized	1,311,108
Other Assets	103,421
TOTAL ASSETS	$ 32,403,258

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 6,666,247
Accrued expenses payable	835,464
Due to related parties	64,146
Notes payable	1,059,084
Notes payable related parties	1,024,000
Accrued interest payable	484,166
Customer Deposits	1,373
Accrued interest to shareholders and related parties	35,661
Total Current Liabilities	$ 10,170,141
Long Term Liabilities
Notes payable related parties net of current maturities	8,292,198
Notes payable convertible	8,653,350
Notes payable related parties	1,053,183
Lease payable	90,499
Discount on convertible debt, net of amortization	(6,809,311)
Total Long Term Liabilities	$ 11,279,919
Total Liabilities	$ 21,450,060
Commitment and Contingencies
Shareholders' Equity
Common stock, $0.01 par value
150,000,000 shares authorized 5,944,586 shares issued
and outstanding at June 30, 2006	59,446
Additional paid-in capital	25,216,898
Subscribed stock	416,489
Shareholder receivable	(6,000)
Director fees, unamortized	(32,625)
Equity development fees, unamortized	(513,809)
Unrealized security gain (loss)	(2,498,886)
Retained (deficit)	(11,688,315)
Total Shareholders' Equity	$ 10,953,198
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$ 32,403,258

The accompanying Notes are an integral part of these Financial Statements

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Consolidated Condensed Statement of Operations
(Audited)

	For the year ended	For the year ended
	June 30, 2006	June 30, 2005 (restated)

Revenues	$ 30,752,443	$ 3,953,748

Cost of Goods Sold	25,733,475	3,112,910

Gross Profit	$ 5,018,968	$ 840,838

Expenses:
Selling, general & administrative	4,058,050	$ 740,324
Salaries and contract labor	2,040,138	478,799
Doubtful account expense	-	149,551
Depreciation and amortization	978,966	8,159
Legal and professional fees	1,458,982	3,184,803
Operations consolidation expense	250,000	-
Total Expenses	$ 8,786,136	$ 4,561,636
(Loss) from operations	$ (3,767,168)	$ (3,720,798)

Write down of obsolete inventory	-	149,985
Interest expense	4,770,651	526,437
Net (Loss) from operations	$ (8,537,819)	$ (4,397,220)

Realized securities losses	$ -	(10,500,000)
Sale of securities	574,238	-
Gain from disposition of assets	774,948	-
Deferred tax benefit	-	92,099
Miscellaneous income	12,302	11,195

Net income (loss)	$ (7,176,331)	$(14,793,926)

Net income (loss) per share basic and diluted	$(1.40)	$(6.56)

Weighted average number of common shares outstanding	5,125,040	2,254,185

The accompanying Notes are an integral part of these Financial Statements

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statement of Stockholders’ Equity
For the year ended June 30, 2006
(Audited)

		Stockholder Equity
	Common Shares Issued	Common Stock, par $0.01	Additional Paid-In Capital	Subscribed Stock	Shareholder Receivable	Director Fees, unamortized	Equity Development Fees, unamortized	Unrealized Gains (Losses) Securities	Retained Earnings (Deficit)	Total

Balance at June 30, 2005 (restated)	3,713,919	$37,139	$6,172,955	151,489	$ -	$ -	$ -	$ -	$(4,511,985)	$1,849,598

Common stock issued for cash	33,440	334	126,447	(40,000)	-	-	-	-	-	86,781
Common stock issued for services	1,038,240	10,382	2,895,405	535,750	-	(32,625)	(513,809)	-	-	2,895,103
Stock options exercised	373,908	3,739	374,011	-	-	-	-	-	-	377,750
Stock warrants exercised	360,000	3,600	96,400	-	-	-	-	-	-	100,000
Stock issued to Unifide shareholders	418,800	4,188	1,045,812	-	-	-	-	-	-	1,050,000
Stock issued to Today’s Way shareholders	181,200	1,812	448,188	-	-	-	-	-	-	450,000
Stock issued for shareholder receivable	4,000	40	5,960	-	(6,000)	-	-	-	-	-
Debt converted to common stock	321,079	3,212	584,199	(230,750)	-	-	-	-	-	356,661
Unrealized gains (losses) on securities	-	-	-	-	-	-	-	(2,498,886)	-	(2,498,886)
Stock cancelled	(500,000)	(5,000)	-	-	-	-	-	-	-	(5,000)
Beneficial conversion feature and warrant allocations on issued debt	-	-	13,467,521	-	-	-	-	-	-	13,467,521
Net loss	-	-	-	-	-	-	-	-	(7,176,330)	(7,176,330)
Balance at June 30, 2006	5,944,586	$59,446	$25,216,898	$416,489	$ (6,000)	(32,625)	(513,809)	$(2,498,886)	$(11,688,315)	10,953,198

The accompanying Notes are an integral part of these Financial Statements

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statement of Cash Flow
For the year ended June 30, 2006
(Audited)
	For the Year Ended	For the Year Ended
Operating activities	June 30, 2006	June 30, 2005 (restated)
Net income (loss)	$ (7,176,330)	$ (13,921,849)
Non-cash items
Depreciation and amortization	978,966	8,159
Doubtful account expense	-	149,551
Deferred tax	-	(92,099)
Realized securities losses	-	10,500,000
Stock based compensation	1,609,549	1,651,000
Stock based interest expense	2,963,069	-
Stock sales for notes	(451,425)	-
Net changes in working capital accounts
Accounts receivable trade	1,405,106	(902,448)
Due from related parties	(60,682)	101,916
Other receivables	-	(195,745)
Inventory	24,538	264,028
Prepaid expenses	33,739	(24,783)
Notes receivable	(500,000)	-
Other assets	(677,962)	-
Accounts payable	2,467,604	132,723
Due to related parties	(386,093)	-
Accrued interest payable	420,130	5,833
Accrued interest related parties	26,161	60,604
Accrued expenses	(728,639)	470,317
Liabilities due to discontinued operations		-
Liabilities converted to paid in capital and subscribed stock		-
Net cash (used) by operating activities	$ (52,275)	$ (1,792,793)
Investing activities
Additions to property, plant and equipment	(290,780)	(53,454)
Investment in common stock	10,609	-
Investment in subsidiaries	(858,838)	(250,000)
Other	0	1,200
Net cash (used) by investing activities	$ (1,139,008)	$ (302,254)
Financing activities
Proceeds from issuance of debt	41,363,555	3,181,682
Proceeds from issuance of debt to related parties	542,919	1,200,000
Principal payments on debt	(35,297,878)	(3,010,576)
Principal payments on debt to related parties	(5,613,144)	-
Proceeds from issuance of common stock	295,690	909,000
Equity development fees	10,000	-
Stock subscriptions	(125,000)	104,000
Net cash provided by Financing Activities	$ 1,176,141	$ 2,384,106
Net cash increase (decrease) for period	$ (15,142)	$ 289,059
Cash at beginning of period	323,517	34,458
Cash at end of period	$ 308,375	$ 323,517

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:
Interest paid	1,314,186	$ $201,987
Income taxes paid		$ -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Payable converted to common stock	$ -	$60,000
Debt converted to common stock	$376,547	$96,409
Accrued interest converted to stock	$210,864	$33,660
Stock issued for services	$2,905,787	$1,651,000
Debt cancelled to paid in capital	-	$430,556
Stock for debt issuance costs	$15,000	$ -
Stock issued for employment agreement	$390,000	$ -
Stock issued for warrant conversions	$100,000	$ -
Stock issued for option conversions	$377,750	$ -
Stock issued for Unifide acquisition	$3,058,000	$ -
Stock issued for Today’s Way acquisition	$900,000	$ -
Stock cancelled	$(5,000)	$ -

The accompanying Notes are an integral part of these Financial Statements

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Company Background and Summary of Significant Accounting Policies

Nature of the Organization

Industrial Enterprises of America, Inc., a Nevada corporation (the “Company”) is a holding company. Its wholly owned subsidiary, EMC Packaging, Inc. is primarily engaged in the manufacturing and sales of packaged refrigerants for the automotive and dusting markets. Unifide Industries, LLC is primarily engaged in the marketing and selling of automotive chemicals and additives. Today’s Way is primarily engaged in the manufacturing of automotive and household consumer products. Spinwell Holding Company LLC is primarily engaged in the production of private label products including engine oil, transmission oil, antifreeze, washer solvent, brake fluid and gasoline additives.

On April 14, 2003, the Company and GESJ, Inc., (“GESJ”), a Texas corporation, owned by four former officers of the Company, entered into an agreement and plan of merger in which GESJ merged into the Company in a tax-free exchange of shares. The purpose of the merger was to acquire the management team of GESJ.

In June 2003, the Company merged with Ciro International, Inc., a Nevada corporation, resulting in the Company being the surviving entity in a reverse acquisition with Ciro, a public shell company and retaining the Company’s name, Advanced Bio/Chem, Inc.

On February 11, 2005, the Company changed its name to Industrial Enterprises of America, Inc.

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

Cash Equivalents

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.

Inventory

Inventories are stated at the lower of cost or market. Cost is determined on a standard cost basis that approximates the first-in, first-out (FIFO) method. Market is determined based on net realizable value. Appropriate consideration is given to obsolescence, excessive levels, deterioration, and other factors in evaluating net realizable value.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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

Revenue Recognition

The Company’s subsidiaries recognize revenue principally from sales of hydroflurocarbon refrigerants and propellants, marketing and selling of automotive chemicals and additives, manufacturing of automotive and household consumer products, and production of private label products including engine oil, transmission oil, antifreeze, washer solvent, brake fluid and gasoline additives used in medical applications, refrigeration, automotive air conditioning, boat horns, gas dusting, and automotive lubricant applications. Revenues are recognized as earned. Sales are recorded when products are shipped to customers. Provisions for discounts and rebates to customers, estimated returns and allowances, and other adjustments are provided for in the same period the related sales are recorded. In instances where products are configured to customer requirements, revenue is recorded upon the successful completion of the Company’s final test procedures.

Accounts Receivable and Allowance for Doubtful Accounts

The Company provides an allowance for doubtful accounts equal to the estimated uncollectible amounts. The Company’s estimate is based on historical collection experience and a review of the current status of trade accounts receivable. It is reasonably possible that the Company’s estimate of the allowance for doubtful accounts will change. Accounts receivable are presented net of an allowance for doubtful accounts of $462,065 and $15,000 at June 30, 2006 and 2005, respectively.

Accounting Policy for Impairment of Goodwill and Indefinite-Lived Intangible Assets

The Company periodically reviews the carrying value of intangible assets not subject to amortization, including goodwill, to determine whether impairment may exist. FASB Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, requires that goodwill and certain intangible assets be assessed annually for impairment using fair value measurement techniques. Specifically, goodwill impairment is determined using a two-step process. The first step of the goodwill impairment test is used to identify potential impairment by comparing the fair value of a reporting unit with its carrying amount, including goodwill. The estimates of fair value of a reporting unit, generally the Company’s operating segments, are determined using various valuation techniques with the primary technique being a discounted cash flow analysis. A discounted cash flow analysis requires one to make various judgmental assumptions including assumptions about future cash flows, growth rates, and discount rates. The assumptions about future cash flows and growth rates are based on the Company’s budget and long-term plans. Discount rate assumptions are based on an assessment of the risk inherent in the respective reporting units. If the fair value of a reporting unit exceeds its carrying amount, goodwill of the reporting unit is considered not impaired and the second step of the impairment test is unnecessary. If the carrying amount of a reporting unit exceeds its fair value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test compares the implied fair value of the reporting unit’s goodwill with the carrying amount of that goodwill. If the carrying amount of the reporting unit’s goodwill exceeds the implied fair value of that goodwill, an impairment loss is recognized in an amount equal to that excess. The implied fair value of goodwill is determined in the same manner as the amount of goodwill recognized in a business combination. That is, the fair value of the reporting unit is allocated to all of the assets and liabilities of that unit (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination and the fair value of the reporting unit was the purchase price paid to acquire the reporting unit.

The impairment test for other intangible assets not subject to amortization consists of a comparison of the fair value of the intangible asset with its carrying value. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. The estimates of fair value of intangible assets not subject to amortization are determined using various discounted cash flow valuation methodologies. Significant assumptions are inherent in this process, including estimates of discount rates. Discount rate assumptions are based on an assessment of the risk inherent in the respective intangible assets.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Net (Loss) Per share

Net (loss) per basic share is computed using the weighted average number of common shares outstanding. Net (loss) per diluted share is computed using the weighted average common shares and potential common shares outstanding. Dilution is computed by applying the treasury stock method. Under this method, options and warrants are assumed to be exercised at the beginning of the period (or at the time of issuance, if later), and as if funds obtained thereby were used to purchase common stock at the average market price during the period. The computation for earnings per common share, assuming dilution, for the year ended June 30, 2006 and 2005 was antidilutive, and therefore is not included. Outstanding warrants as of June 30, 2006 and 2005, totaled 6,445,473 and 897,500 (on a post-split basis), respectively.

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

Deferred Financing Costs

Costs relating to the issuance of convertible debt are capitalized and amortized over the term of the related debt using the straight-line method. Unamortized deferred financing costs at Accumulated amortization at June 30, 2006 and 2005 was $1,311,108 and $-0-, respectively. Amortization of deferred financing costs charged to operations was $730,366 and $-0- for the year ended June 30, 2006 and 2005, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

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

Advertising Costs

The Company expenses all costs of advertising as incurred. Advertising costs totaling $-0- and $-0- were included in sales and marketing expenses for the year ended June 30, 2006 and 2005.

Segment Reporting

The Company follows Statement of Financial Accounting Standards No. 130, “Disclosures About Segments of an Enterprise and Related Information”. See Note 22 for further analysis of segment operations.

Dividends

The Company has not yet adopted any policy regarding payment of dividends. As of June 30, 2006, no dividends have been paid.

On February 22, 2005, the Company declared a stock dividend of Power 3 Medical Products, Inc. shares to Company stockholders of record as of March 9, 2005. A second dividend of Power3 Shares was to be paid to Company stockholders of record as of May 9, 2005. For every 10 shares of the Company’s stock, shareholders were to receive one share of Power3 on May 16, 2005. As disclosed in Form 8-K/A filed with the SEC on April 22, 2005, the dividend has been suspended pending (i) the receipt by the Company of a no-action letter from the SEC to the effect that the Commission will not take enforcement action if the Company delivers to the Company stockholders the Power3 Shares or (ii) the availability of an exemption from the registration requirements of the Act. The dividend was revoked effective January 3, 2006, due to the inability of Power3 to lift the restrictions attached to the securities.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Stock-Split

Effective at the close of business on June 03, 2006, the Company converted each block of 10 shares of its common stock, par value $.01 per share (the “Common Stock”), issued and outstanding as of such date into one share of Common Stock. The Company’s board of directors approved the reverse stock split on May 1, 2006 and the shareholders approved the reverse stock split on January 10, 2006. The Company will implement the reverse stock split at the ratio of 1-for-10, causing each outstanding block of 10 shares of the Common Stock to automatically convert into one share of Common Stock.

Shareholders’ equity, common stock, and stock option activity for all periods presented have been restated to give retroactive recognition to the stock split. In addition, all references in the financial statements and notes to financial statements, to weighted average number of shares, per share amounts, and market prices of the Company’s common stock have been restated to give retroactive recognition to the stock split.

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

Accounting for Stock-Based Compensation

The Company has adopted the disclosure provisions of SFAS No. 123R, “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS No. 123R, the Company measures the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award and recognizes that cost over the period during which an employee is required to provide services in exchange for the award.

Recent Accounting Pronouncements

In September 2006, the SEC staff issued Staff Accounting Bulletin (“SAB”) No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.”  In SAB No. 108, the SEC staff established an approach that requires quantification of financial statement misstatements based on the effects of the misstatements on each of the company’s financial statements and the related financial statement disclosures.  SAB No. 108 permits existing public companies to initially apply its provisions either by (i) restating prior financial statements or (ii) recording the cumulative effect as adjustments to the carrying values of assets and liabilities with an offsetting adjustment recorded to the opening balance of retained earnings.  The Company is required to adopt SAB No. 108 by the end of 2007 and does not expect adoption to have a significant impact on the Company’s results of operations or financial condition.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans—an amendment of FASB Statements No. 87, 88, 106, and 132(R).”  SFAS No. 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income.  SFAS No. 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.  Under SFAS No. 158, the Company is required to initially recognize the funded status of a defined benefit postretirement plan and to provide the required disclosures as of the end of 2007.  The Company is evaluating the impact this statement will have on its consolidated financial statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements.”  SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles and expands disclosures about fair value measurements.  SFAS No. 157 applies under other accounting pronouncements that require or permit fair value measurements.  The Company is required to adopt FAS No. 157 effective at the beginning of 2009.  The Company is evaluating the impact this statement will have on its consolidated financial statements.

In March 2005, the FASB published FASB Interpretation No. 47, “Accounting for Conditional Asset Retirement Obligations,” which clarifies that the term, conditional asset retirement obligations, as used in SFAS No. 143, “Accounting for Asset Retirement Obligations,” refers to a legal obligation to perform an asset retirement activity in which the timing and (or) method of settlement are conditional on a future event that may or may not be within the control of the entity. The uncertainty about the timing and (or) method of settlement of a conditional asset retirement obligation should be factored into the measurement of the liability when sufficient information exists. The interpretation also clarifies when an entity would have sufficient information to reasonably estimate the fair value of an asset retirement obligation. This interpretation is effective no later than the end of the Company’s fiscal 2006. The adoption of this Interpretation is not expected to have a material effect on the Company’s consolidated financial position or results of operations.

In June 2005, the FASB issued SFAS No. 154, “Accounting Changes and Error Corrections” (“SFAS No. 154”). SFAS No. 154 replaces APB No. 20 (“APB 20”) and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. APB 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of change a cumulative effect of changing to the new accounting principle whereas SFAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle, unless it is impracticable. SFAS No. 154 enhances the consistency of financial information between periods. The Company has adopted during this quarter of 2006. The adoption of SFAS No. 154 did not have a material impact on its results of operations, financial position or cash flows.

In July 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions—an interpretation of FASB Statement No. 109.” Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the probable recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the end of the first fiscal year ending after December 15, 2005, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the probable recognition threshold at or after the effective date would be recognized. The Company is currently analyzing the proposed Interpretation and has not determined its potential impact on our Consolidated Financial Statements. While we cannot predict with certainty the rules in the final Interpretation, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

In October 2005, FASB Staff Position (FSP) FAS 13-1, “Accounting for Rental Costs Incurred during a Construction Period” was issued. This FSP concluded that rental costs associated with ground or building operating leases that are incurred during a construction period should be expensed. The guidance in the FSP is required to be applied to the first reporting period beginning after December 15, 2005. The Company’s adoption of this pronouncement did not have a material impact on the Company’s financial position or results of operations.

In February 2006, the FASB issued SFAS No. 155, “Accounting for Certain Hybrid Financial Instruments” (“FAS 155”), which amends SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS 133”) and SFAS No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities” (“FAS 140”). FAS 155 provides guidance to simplify the accounting for certain hybrid instruments by permitting fair value remeasurement for any hybrid financial instrument that contains an embedded derivative, as well as, clarifies that beneficial interests in securitized financial assets are subject to FAS 133. In addition, FAS 155 eliminates a restriction on the passive derivative instruments that a qualifying special-purpose entity may hold under FAS 140. FAS 155 is effective for all financial instruments acquired, issued or subject to a new basis occurring after the beginning of an entity’s first fiscal year that begins after September 15, 2006.

In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets” (“FAS 156”), which amends SFAS No. 140. FAS 156 specifically provides guidance addressing the recognition and measurement of separately recognized servicing assets and liabilities, common with mortgage securitization activities, and provides an approach to simplify efforts to obtain hedge accounting treatment. FAS 156 is effective for all separately recognized servicing assets and liabilities acquired or issued after the beginning of an entity’s fiscal year that begins after September 15, 2006, with early adoption being permitted.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes – an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in a company’s financial statements in accordance with FAS 109, “Accounting for Income Taxes”. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The requirements of FIN 48 are effective for our fiscal year beginning January 1, 2007.

Note 2. Restatement of financial statements due to accounting error and retrospective application of FAS 123(R)

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

Further, as a result of the Company’s adoption of FAS 123R, the financial statements for the year ended June 30, 2005, have been restated for the impact of the adoption. Fair values of convertible debt instruments have been recorded pursuant to the costs associated with warrants and/or options issued. The following is a summary of the restatements for the year ended June 30, 2005:

Increase in officer salaries due to fair value of warrants and options	$ 209,130
Increase in general and administrative expenses due to fair value of warrants and options	256,184
Increase in legal and accounting due to fair value of warrants and options	148,750
Increase in financing costs due to fair value of warrants and options	258,013
Subtotal	872,077
Income tax effect of restatement	-0-
Total decrease in earnings for the year ended June 30, 2005 due to the fair value of warrants and options	$ 872,077-
The effect on the Company’s previously issued June 30, 2005, financial statements are summarized as follows:

Balance Sheet as of June 30, 2005:	Previously Reported	Increase (Decrease)	Restated

Investment in proposed acquisitions	$ 250,000	$ 616,000	$ 866,000
Goodwill	418,029	755,380	1,173,409
Total assets	3,461,005	3,282,319	6,743,324
Current liabilities	3,259,922	(141,352)	3,118,570
Total liabilities	5,896,526	2,386,604	3,509,922
Capital in excess of par	6,175,954	2,236,059	8,412,013
Subscribed stock	148,489	148,750	297,239
Accumulated earnings June 30, 2004Shareholder’s Equity	(2,435,521)	5,668,923	3,233,402
Net income (loss) for the year ended June 30, 2005	(13,921,847)	(872,077)	(14,793,925)
Accumulated deficit June 30, 2005	$(3,128,181)	$(872,077)	$(4,000,259)
Total liabilities and shareholders’ equity June 30, 2005	3,461,005	3,282,319	6,743,324

Statement of Operations for the year ended June 30, 2005:	Previously Reported	Increase (Decrease)	Restated

Officer salaries	$ 203,784	$ 209,130	$ 412,914
Total general and administrative expenses	348,885	256,184	605,069
Legal and accounting	672,873	148,750	821,623
Interest expense	268,424	258,013	526,437
Income (loss) from operations	(13,921,848)	(872,077)	(14,793,925)

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 3. Income Tax

Income tax benefits as of June 30, 2006, are calculated as follows:

Book loss	$7,176,330
Less: Book depreciation	-
Add: Tax depreciation	-

Net loss	$7,176,330
Effective tax rate	34%

Tax benefit	$2,439,952
Valuation allowance	$(2,439,952)

$ -

During the year ended June 30, 2006, the Company recorded a valuation allowance of $2,439,952 on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during the year ended June 30, 2006.

Tax net operating loss carryforwards as of June 30, 2006, have the following expiration dates:

EXPIRATION DATE	AMOUNT
2026	$ 7,164,381
2025	13,921,849
2024	130,905
2023	2,439,952

The alternative minimum tax (AMT) credit carryforward may be carried forward indefinitely to reduce future regular federal income taxes payable.

The provision for income taxes charged to income from continuing operations for the year ended June 30, 2006 consists of the following:

Current tax expense	$ -0-
Deferred tax (benefit)	2,439,952
Benefit of operating loss carryforwards	-0-
Investment tax credits	-0-
Total	$(2,439,952)

Note 4. Inventory

Inventories, consisting of material, material overhead, labor and manufacturing overhead, are stated at the lower of cost (first-in, first-out) or market and consist of the following at June 30, 2006:

	June 30, 2006	June 30, 2005
Raw materials	$3,771,186	$469,342
Work-in-process	53,770	-0-
Finished goods	4,529,918	256,134
	$8,354,874	$725,476

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Due to the changing market conditions, in the year ended June 30, 2006, management conducted a thorough review of the inventory. As a result, a provision for inventory losses of $2,400,000 was charged against operations in 2006 to write down inventory to its net realizable value. This was based on the Company’s best estimates of product sales prices and customer demand patterns, and its plans to transition its products. It is at least reasonably possible that the estimates used by the Company to determine its provision for inventory losses will be materially different from the actual amounts or results. These differences could result in materially higher than expected inventory provisions, which could have a materially adverse effect on the Company’s results of operations and financial condition in the near term.

Certain components and products that meet the Company’s requirements are available only from a single supplier or a limited number of suppliers. The rapid rate of technological change and the necessity of developing and manufacturing products with short life cycles may intensify these risks. The inability to obtain components and products as required, or to develop alternative sources, if and as required in the future, could result in delays or reductions in product shipments, which in turn could have a material adverse effect on the Company’s business, financial condition, and results of operations.

Note 5. Property, Plant and Equipment

	June 30, 2006	June 30, 2005
Equipment and plant	$8,790,513	$ 91,684
Vehicles	30,483	62,137
Leasehold improvements	9,051	4,472
Less: Accumulated depreciation	(735,362)	(11,285)
	$8,094,685	$147,008

During the years ended June 30, 2006 and 2005, the Company recorded depreciation expense of $978,966 and $8,159, respectively.

The Company reviews the carrying value of property, plant, and equipment for impairment whenever events and circumstances indicate that the carrying value of an asset may not be recoverable from the estimated future cash flows expected to result from its use and eventual disposition. In cases where undiscounted expected future cash flows are less than the carrying value, an impairment loss is recognized equal to an amount by which the carrying value exceeds the fair value of assets. The factors considered by management in performing this assessment include current operating results, trends and prospects, the manner in which the property is used, and the effects of obsolescence, demand, competition, and other economic factors. Based on this assessment there was no impairment at June 30, 2006.

Note 6. Other Assets

In 2002, JS Realty, LLC purchased the building that the Company was planning to use in operations. JS Realty, LLC borrowed $100,000 from the shareholders of the Company in order to facilitate the transaction. In 2004, the Company assumed the receivable from the shareholders. As a result, the Company is reporting this receivable under other assets.,

In May, 2006, the Company sold its manufacturing plant building in Springdale, Pennsylvania, for $2,555,741. The net pretax gain from the sale was $774,948 and is included in “Gain from disposition of assets” in the 2006 Statement of Operations.

Note 7. Leases

The Company currently leases office space in New York, New York on a month-to-month basis, at the rate of $3,400 per month. Rent expense for the year ended June 30, 2006 and 2005 was $70,004 and $14,336, respectively. Through EMC, the Company currently leases office and packaging facilities in Lakewood, New Jersey under a lease agreement expiring September 2010, at the current annual rate of $120,000. Through Unifide, the Company currently leases office space in West Long Branch, New Jersey and warehouse facilities in Harrison, New Jersey and Conshohocken, Pennsylvania at an annual aggregate cost of $116,000. Through Todays, the Company currently leases manufacturing and warehouse space in Akron, Ohio at an annual cost of $144,000. We believe that our facilities are adequate for our current needs.

Other short-term equipment operating leases were expensed as incurred. During the year ended June 30, 2006 and 2005, the Company recorded $24,343 and $685 as rent expense.

The Company has an obligation to Allstate Leasing, Inc. bearing interest at a rate of 13%. The loan is payable in monthly installments of $6,470, including interest, and is collateralized by company machinery and equipment.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Future annual loan maturities are as follows:	2007	$197,640
	2008	$120,000
	2009	$120,000
	2010	$120,000

Note 8. Notes Payable

The Company has notes payable to the following:

	June 30, 2006	June 30, 2005
Unrelated third party, unsecured, 60% interest, due July 16, 2005	$ -	$250,000
Unrelated third party, secured by receivables and inventory, interest payable with 37,500 of Company shares, due February 3, 2006.	25,000	-
Allstate, secured, 13% interest, due December 2, 2006	110,472	32,621
Allstate, secured, 13% interest, due December 2, 2006	87,761	-
First Capital, secured by accounts receivable, 7.25% interest, due January 18, 2006	-	448,535
First Capital, secured by inventory, 7.25% interest, due June 17, 2006	-	105,551
PNC Bank, secured by accounts receivable and inventory, 10.5% interest, due November, 2008	1,039,020	-
PNC Bank, secured by accounts receivable and inventory, 10.5% interest, due November, 2008	7,253,177	-
Mercantile Bank, secured by accounts receivable and inventory, 9.5% interest, due November 2006	279,343	-

	$8,794,773	$835,707

During the year ended June 30, 2006 and June 30, 2005, the Company recorded interest expense totaling $4,770,651 and $526,437, respectively.

On July 8, 2005, the Company received $500,000 as convertible debt with detachable warrants. The notes bear interest at 8% and are due in July, 2006. There was an outstanding balance at June 30, 2006, of $500,000. The notes are convertible into 185,186 common shares of the Company’s common stock, par value $0.01 per share at the rate $2.70 per share. Detachable warrants for 80,891 common shares at a rate of $3.00 per common share were issued in conjunction with this debt. The warrants expire in July, 2010.

On July 19, 2005, the Company received $1,210,000 as convertible debt with detachable warrants. The notes bear interest at Wall Street prime plus four (4) points, not less than 8%, and are due in July, 2007. There was an outstanding balance at June 30, 2006, of $1,104,856. The notes are convertible into 605,000 common shares of the Company’s common stock, par value $0.01 per share at the rate $2.00 per share. Detachable warrants for 1,125,002 common shares at a rate of $2.85 per common share were issued in conjunction with this debt. The warrants expire in July, 2010.

On August 11, 2005, the Company received $50,000 as convertible debt with detachable warrants. The notes bear interest at 8%, and are due in August, 2006. There was an outstanding balance at June 30, 2006, of $50,000. The notes are convertible into 18,519 common shares of the Company’s common stock, par value $0.01 per share at the rate $2.70 per share. Detachable warrants for 4,630 common shares at a rate of $3.00 per common share were issued in conjunction with this debt. The warrants expire in August, 2010.

On August 17, 2005, the Company received $20,000 as convertible debt with detachable warrants. The notes bear interest at 8%, and are due in August, 2006. There was an outstanding balance at June 30, 2006, of $20,000. The notes are convertible into 7,407 common shares of the Company’s common stock, par value $0.01 per share at the rate $2.70 per share. Detachable warrants for 1,852 common shares at a rate of $3.00 per common share were issued in conjunction with this debt. The warrants expire in August, 2010.

On November 2, 2005, the Company received $500,000 as convertible debt with detachable warrants. The notes bear interest at Wall Street plus four (4) points, not less than 8%, and are due in November, 2007. There was an outstanding balance at June 30, 2006, of $500,000. The notes are convertible into 333,333 common shares of the Company’s common stock, par value $0.01 per share at the rate $1.50 per share. Detachable warrants for 333,334 common shares at a rate of $1.75 per common share were issued in conjunction with this debt. The warrants expire in November, 2010.

On January 27, 2006, the Company received $5,000,000 as convertible debt with detachable warrants. The notes bear interest at Wall Street plus four (4) points, not less than 8%, and are due in July, 2008. There was an outstanding balance at June 30, 2006, of $5,000,000. The notes are convertible into 2,777,778 common shares of the Company’s common stock, par value $0.01 per share at the rate $1.80 per share. Detachable warrants for 2,224,168 common shares at a rate of $2.40 per common share and 553,612 common shares at a rate of $3.40 were issued in conjunction with this debt. The warrants expire in January, 2009.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On March 8, 2006, the Company received $1,950,000 as convertible debt with detachable warrants. The notes bear interest at Wall Street plus four (4) points, not less than 8%, and are due in September, 2008. There was an outstanding balance at June 30, 2006, of $1,950,000. The notes are convertible into 1,083,333 common shares of the Company’s common stock, par value $0.01 per share at the rate $1.80 per share. Detachable warrants for 545,698 common shares at a rate of $2.40 per common share, and 545,698 common shares at a rate of $3.40 per common share were issued in conjunction with this debt. The warrants expire in March, 2009.

On March 14, 2006, the Company converted $98,494 accrued interest into convertible debt with detachable warrants. The notes bear interest at Wall Street plus four (4) points, not less than 8%, and are due in September, 2008. There was an outstanding balance at June 30, 2006, of $98,494. The notes are convertible into 54,719 common shares of the Company’s common stock, par value $0.01 per share at the rate $1.80 per share. Detachable warrants for 50,001 common shares at a rate of $2.40 per common share, and 50,001 common shares at a rate of $3.40 per common share were issued in conjunction with this debt. The warrants expire in March, 2009.

The Company has a $5,000,000 revolving bank line of credit that expires in November, 2006. Advances under the line of credit bear interest at 9% and are secured by inventories and accounts receivable. Under the terms of the line of credit agreement, the Company is required to maintain certain minimum working capital, net worth, profitability levels, and other specific financial ratios. In addition, the agreement prohibits the payment of cash dividends and contains certain restrictions on the Company’s ability to borrow money or purchase assets or interests in other entities without the prior written consent of the bank.

The Company has a $10,000,000 revolving bank line of credit that expires in November 12, 2007 unless extended. All borrowings are collateralized by substantially all assets of the Company. The outstanding balance on the line of credit was $1,039,020 and $-0- at June 30, 2006 and 2005, respectively. Borrowings under the line are subject to certain financial covenants and restrictions on indebtedness, dividend payments, financial guarantees, business combinations, and other related items. As of June 30, 2006, the Company is in compliance with all covenants.

Note 9. Related Party Transactions

The Company received $1,200,000 convertible debt from shareholders during the year ended June 30, 2005. The notes bear interest at various rates of 18% per annum to 5% per month. $650,000 matures in July, 2005, $50,000 matures in October, 2005, and $500,000 matures in October and November 2007 $107,109 of which was principal and interest paid in Company shares. There was an outstanding balance as of June 30, 2005 of $1,200,000. The notes are convertible into the Company’s common stock, par value $.001 per share at the lesser of (i) $1.00 per share or (ii) sixty-five (65%) percent of the average closing price of the common shares for the five (5) trading days prior to the date of the conversion provided, however, the Payee does not become the beneficial owner of ten (10%) percent or more of the voting securities of the Company, or otherwise be considered an “affiliate” of the Company. The Company shall not be obligated to issue the common stock in such an event. As of June 30, 2006, these debts were paid in full.

At June 30, 2006 and 2005, the Company incurred payables to one of the officers for various operational related expenses in the amount of $64,146 and $296,400, respectively. At June 30, 2006 and 2005, a receivable of $7,482 and $197,464 was due from a shareholder.

An officer of the Company is a partner in the law firm that acts as counsel to the Company. The Company paid legal fees and expenses to the law firm in the amount of approximately $55,000 and $459,817 for the years ended June 30, 2006 and 2005, respectively.

The Company has notes payable to the following related parties:
	June 30, 2006	June 30, 2005
Shareholders, unsecured, 5% interest per month, due July 11, 2005	$ -	$ 200,000
Shareholders, unsecured, 18% interest, due October 26, 2005	-	50,000
Shareholders, unsecured, 18% interest, due October 29, 2005	-	100,000
Shareholders, unsecured, 5% interest per month, due July 15, 2005	-	450,000
Shareholders, unsecured, 5% interest per month, due July 31, 2005	-	250,000
Shareholders, unsecured, 18% interest, due November 3, 2007	-	50,000
Shareholders, unsecured, 18% interest, due November 18, 2007	-	50,000
Shareholders, unsecured, 18% interest, due November 26, 2007	-	50,000
Shareholders, secured, 8% interest, due December 1, 2007	1,053,183	-
Shareholders, unsecured, 12% interest, due August 10, 2006	200,000	-
Shareholders, unsecured, prime plus 5%, due on demand	824,000	-
	$ 2,077,183	$1,200,000

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

During the year ended June 30, 2006 and June 30, 2005, the Company recorded a total of $1,436,856 and $296,400, respectively in compensation to officers and directors of the Company.

Note 10. Acquisitions and Goodwill

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

The cost in excess of net assets acquired has been recorded as Goodwill on the Company’s financials.

Purchase price of EMC	$ 808,474
Less Assets acquired	(1,730,325)
Add Liabilities assumed	1,339,880
Adjust to fair market value	755,380
Cost in excess of net assets acquired	$ 1,173,409

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

Purchase price of Unifide Industries	$ 3,050,000
Less Assets acquired	(4,959,477)
Add Liabilities assumed	5,017,960
Adjust to fair market value	429,968
Cost in excess of net assets acquired	$ 3,538,451

Purchase price of Unifide Industries	$ 3,050,000
Less Assets acquired	(4,959,477)
Add Liabilities assumed	5,017,960
Adjust to fair market value	429,968
Cost in excess of net assets acquired	$ 3,538,451

As of June 30, 2005, the Company entered into an agreement to acquire one hundred percent (100%) ownership of Todays Way Manufacturing, LLC, a New Jersey limited liability company (“Todays Way”), a manufacturer of automotive and household consumer products. Under the agreement among the Company, Todays Way and the Members, the Company acquired one hundred percent (100%) of the membership interests of Todays Way from the Members for consideration consisting of (i) $200,000 in cash, (ii) promissory notes of $300,000, (iii) 1,500,000 shares (subject to adjustment) of the Company’s common stock, and (iv) options to the Members to purchase an aggregate of 755,000 shares of the Company’s Common Stock under the Company’s 2004 Stock Option Plan. As a result of the acquisition, Todays Way has become a wholly owned subsidiary of the Company.

Purchase price of Today’s Way	$ 950,000
Less Assets acquired	(399,257)
Add Liabilities assumed	441,783
Adjust to fair market value	186,032
Cost in excess of net assets acquired	$ 1,178,558
Purchase price of Today’s Way	$ 950,000
Less Assets acquired	(399,257)
Add Liabilities assumed	441,783
Adjust to fair market value	186,032
Cost in excess of net assets acquired	$ 1,178,558

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company signed a Membership Interest Purchase Agreement (the "Agreement") on January 17, 2006, to acquire the Pitt Penn Group (as herein defined), a supplier of automotive and chemical products based outside of Pittsburgh, Pennsylvania. The Company closed the transaction and completed the acquisition of the Pitt Penn Group on January 31, 2006. Effective as of that date, Spinwell (as herein defined) has operated as a wholly owned subsidiary of the Company. Pursuant to the Agreement, the Company has purchased from the sellers set forth in the Agreement one hundred percent (100%) of the membership interests of Spinwell Holding Company, LLC, a limited liability company organized under the laws of the State of Ohio (“Spinwell”), which owns all of the issued and outstanding membership interests of (i) Pitt Penn Oil Co., LLC, a limited liability company organized under the laws of the State of Ohio, and (ii) Pitt Penn Oil DISC Company, a Delaware corporation (together, the "Pitt Penn Group" or "Pitt Penn"), for consideration consisting of an aggregate amount of four million dollars ($4,000,000) subject to adjustment as provided in the Agreement. The terms of the Agreement were determined by arms' length negotiations between the parties. The Company, as the new parent company of the Pitt Penn Group and through the Pitt Penn Group, intends to continue to market and sell the products offered by the Pitt Penn Group prior to the purchase of the Pitt Penn membership interests under the Agreement. The Pitt Penn Group produces private label products including engine oil, transmission oil, antifreeze, washer solvent, brake fluid and gasoline additives. The Company has commenced moving some of its existing operations into Pitt Penn's facilities, which were being utilized at less than full capacity.

Purchase price of Spinwell Holding Co. LLC	$ 4,000,000
Less Assets acquired	(11,716,799)
Add Liabilities assumed	11,889,660
Adjust to fair market value	(4,172,861)
Cost in excess of net assets acquired	$ -

Purchase price of Spinwell Holding Co. LLC	$ 4,000,000
Less Assets acquired	(11,716,799)
Add Liabilities assumed	11,889,660
Adjust to fair market value	(4,172,861)
Cost in excess of net assets acquired	$ -

Note 11. Stockholders’ Equity

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

For the year ended June 30, 2006, the following transactions occurred regarding the Company’s stock:

SHARES
Common shares issued and outstanding June 30, 2005	3,713,919
Common stock issued for cash	33,440
Common stock issued for services	1,038,240
Stock options exercised	373,908
Stock warrants exercised	360,000
Stock issued to Unifide members	418,800
Stock issued to Today’s Way members	181,200
Stock issued for shareholder receivable	4,000
Debt converted to common stock	321,079
Stock cancelled	(500,000)

Total common shares issued and outstanding June 30, 2006	5,944,586

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12. Warrants and Options

Disclosures required by Statement of Financial Accounting Standards No. 123, (R) Stock-Based Payment in accordance with the fair value based method of accounting for stock-based compensation prescribed therein are shown below.

Exercise prices and weighted-average contractual lives of stock options outstanding as of June 30, 2006, are as follows:

Options Outstanding			Options Exercisable
		Weighted Average	Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable
$2.00	7,884	8.59 yrs	$2.00	7,884
$2.30	155,000	9.17 yrs	$2.30	155,000
$2.20	150,000	9.84 yrs	$2.20	7,500
$1.40	5,000	9.84 yrs	$1.40	5,000
$1.30	15,000	9.79 yrs	$1.30	15,000
$1.30	30,000	9.59 yrs	$1.30	30,000
$1.00	61,250	9.73 yrs	$1.00	61,250
$1.00	10,000	9.69 yrs	$1.00	10,000

Summary of Options Granted and Outstanding:

	For the Year Ended June 30
	2006		2005
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of period	472,500	$2.16	200,000	$0.80
Granted	415,000	$1.51	472,500	$2.16
Exercised	(453,366)	$(1.78)	-	$ -
Cancelled	-	$ -	(200,000)	$(0.80)
Outstanding at end of period	434,134	$1.78	472,500	$2.16

The Company issued 6,015,727 warrants during the year ended June 30, 2006, at the rate of one warrant for each common share. The warrants have an exercise price range of $1.75 to $5.00 per share and a term ranging from 5 years to 7 years. The fair value of the warrants has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $2.36. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 4.01%, zero dividend yield, volatility of the Company's common stock of 100% and an expected life of the warrants of 5-7 years.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

A summary of warrant activity for the year ended June 30, 2006, is as follows:

	Number of Warrants	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

Outstanding at June 30, 2005	897,500	$2.99	897,500	$2.77
Granted	6,015,727	$2.67	6,015,727	$2.67
Exercised	710,400	$2.23	710,400	$2.23
Cancelled	-	-	-	-
Outstanding at June 30, 2006	6,202,827	$2.77	6,445,473	$2.77

At June 30, 2006, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant Exercise Prices	Number of Warrants	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Warrants	Weighted Average Exercise Price
$5.00	310,000	$5.00	4.51	310,000	$5.00
$3.40	1,304,314	$3.40	2.67	1,304,314	$3.40
$3.30	115,000	$3.30	5.31	115,000	$3.30
$3.00	87,373	$3.00	4.03	87,373	$3.00
$2.85	874,592	$2.85	4.05	874,592	$2.85
$2.50	12,500	$2.50	3.96	12,500	$2.50
$2.40	2,906,635	$2.40	2.66	2,906,635	$2.40
$2.00	14,495	$2.00	3.38	14,495	$2.00
$1.82	93,750	$1.82	4.05	93,750	$1.82
$1.75	464,168	$1.75	4.38	464,168	$1.75
$1.20	20,000	$1.20	5.91	20,000	$1.20

Note 13. Fair Values of Financing Instruments

The carrying amounts and fair values of the Company’s financial instruments are determined as described in Note 1, Company Background and Summary of Significant Accounting Policies, Fair Values of Financial Instruments and are summarized as follows:

	June 30, 2006
	Carrying Amount	Fair Value

Cash	$308,375	$308,375
Investment	$441,930	$441,930
Indebtedness	$21,450,060	$21,450,060

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash

The carrying amount is equal to fair value because of the nature of cash.

Investments

The carrying amount approximates fair value because of the short maturity of those instruments.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Accounts payable and accrued liabilities

The carrying amount approximates fair value because of the short maturity of those instruments.

Indebtedness

The fair value of the Company’s short and long-term debt is estimated based on the quoted market prices for the same or similar issues or on the current rates available to the Company for debt of the same maturities.

Note 14. Stock Subscriptions

A debt of $43,689 incurred during the year ended June 30, 2004, was agreed to be converted to common stock. In addition, services valued at $2,800 rendered under consulting agreements during the fiscal year ended June 30, 2004, are to be settled with common stock. Further, stock valued at $390,000 has been recorded for 3,000,000 shares to be issued to an officer of the Company. As of June 30, 2006, the total value of these subscriptions for common stock was $416,489.

Note 15. Investment in Common Stock

The following table shows the Company’s fair market value method of investments’ gross unrealized losses and fair value, aggregated by length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2005:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investments in equity securities carried at fair market value	$ -0-	$ -0-	$441,930	$2,498,885	$441,930	$2,498,885

The aggregate fair market value of the Company’s investments totaled $441,930 at June 30, 2006. The investments were evaluated for impairment pursuant to FAS-107, Disclosures about Fair Value of Financial Instruments, and the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments.

Note 16. Realized Securities Losses

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

Note 17. Major Customers

As of June 30, 2006 and 2005, three customers accounted for approximately 17.7% and -0-% of the Company’s outstanding accounts receivable, respectively. Additionally, these same three customers accounted for approximately 14.8% and -0-% of total sales for the year ended June 30, 2006 and 2005, respectively. The Company sells its products to distributors and original equipment manufacturers throughout the world. The Company performs ongoing credit evaluations of its customers’ financial condition and, generally, requires collateral, such as letters of credit, whenever deemed necessary.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Investment in Power 3 stock

Stock dividend

On February 22, 2005, the Company’s directors authorized the payment of a stock dividend (the “Dividend”) to stockholders of record as of the close of business on March 9, 2005 and May 9, 2005 (the “Company Stockholders”). Effective as of May 18, 2004, the Company sold to Power3 all of the Company’s assets in consideration for fifteen million (15,000,000) Power3 Shares. As of January 18, 2005, the Company beneficially owned twenty-three percent (23%) of the issued and outstanding Power3 Shares. On May 19, 2005, the Company held the fifteen million (15,000,000) Power3 Shares for a period of one (1) year. On May 19, 2005, the Company intended to allocate one share of Power3 common stock, par value $.001 per share to the Company Stockholders for every block of ten shares of common stock of the Company held by each such Company Stockholder. The Power3 Shares held by the Company are not registered under the Securities Act, and are therefore restricted securities. Although no action will be required on the part of the Company Stockholders, the Power3 Shares that are currently beneficially owned by the Company will not be delivered to the Company Stockholders unless and until (a) such shares are registered under the Act and, as applicable, under state blue sky laws, (b) an exemption from such registration is available, or (c) the Company requests and receives a no-action letter from the SEC to the effect that the SEC will not take enforcement action if the Company delivers to the Company Stockholders the Power3 shares which are the subject of the Dividend. As of the date hereof, the Company is not aware of any applicable exemption from registration. On January 3, 2006, the Company revoked the dividend due to the inability of Power 3 to effect a lifting of the restrictions on the securities.

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

Note 19. Commitments and Contingencies

Pending Litigation

As of September 30, 2005, the Company became involved in dispute with a former business consultant. The claimed damages are in excess of $40,000.

As of August 8, 2005, the Company has filed suit against Power3 for failure to assume the liabilities of ABC Texas after the asset purchase agreement was closed. This litigation has been dismissed.

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

On December 13, 2005, Trinity Bui filed suit in the Supreme Court of the State of New York, County of New York, against the Company alleging that it was in breach of certain notes payable to Ms. Bui and her investment company. Ms. Bui seeks payment of the notes and other unquantified damages. The Company believes that it has adequate defenses against such claims. The Company believes that the notes payable are properly accounted for in its financial statements. There can be no assurance that the Company will be successful in defending such claims.

The Company is subject to various claims and legal proceedings covering a wide range of matters that arise in the ordinary course of its business activities, including product liability claims. Management believes that any liability that may ultimately result from the resolution of these matters will not have a material adverse effect on the financial condition or results of operations of the Company.

As previously stated above, on May 18, 2004, the Company sold all of its assets in exchange for fifteen million shares of Power 3 Medical Products, Inc. stock and the assumption of certain liabilities by Power 3 and the repayment of all other indebtedness by certain shareholders of the Company. As such the Company should have had no liabilities as of May 18, 2004. The Company is taking this position based upon advice of legal counsel. If the Company is found to be responsible for the payment of any of these liabilities, it would have indemnification rights against either Power 3 or those certain shareholders who signed the Asset Purchase Agreement. In connection with this dispute, the Company has cancelled the debt of certain former officers, directors and shareholders totaling $694,453 during the quarter ended March 31, 2005 based on a determination that such debt should have been either assumed by Power 3 or paid by the shareholder upon consummation of the Power 3 transaction. While the Company believes that it has a valid basis for such cancellation, there can be no assurance that the cancellation of the liabilities will not be disputed. This cancelled debt was comprised of $388,115 of notes payable, $123,382 of accrued interest, $92,663 of credit card

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

debt, and $92,293 of accounts payable to former shareholders.

Note 20. Sale of Springdale Plant

On May 12, 2006, by unanimous consent of the Board of Directors, the Company entered into an Asset Purchase Agreement with Fortco Plastics, Inc. for the disposition of the Company’s operations at its Springdale, Pennsylvania, location acquired in the Spinwell Holding Company LLC transaction discussed at Note 11. Effective May 12, 2006, the purchase agreement was finalized and the assets and certain liabilities were acquired by Fortco for $2,555,740, of which $500,000 is a note payable in ten (10) quarterly installments of $50,000, together with interest on the unpaid principal balance equal to six percent (6.00%) per annum, accruing from May 12, 2006, such payments to commence on April 1, 2007

Note 21. Segment Operations

	EMC Packaging	Unifide Industries	Today’s Way	Spinwell Holding Co.	Totals
Revenues	$5,532,178	$13,646,688	$83,135	$11,490,442	$30,752,443
Cost of sales	4,797,279	9,123,869	25,691	11,503,287	25,450,126
Gross margin	$ 734,899	$4,522,819	$57,444	$ (12,845)	$5,302,317

Selling, general & administrative	667,569	1,429,057	44,667	1,565,758	3,707,051
Salaries and contract labor	256,254	637,819	-	479,962	1,374,035
Depreciation and amortization	20,753	34,942	19,873	421,345	496,913
Legal and professional	50,637	31,896	-	4,370	86,903
Total expenses	$ 995,213	$2,133,714	$64,540	$ 2,471,435	$5,664,902

Net income (loss)	$(260,314)	$2,389,105	$(7,096)	$(2,484,280)	$(362,585)

Interest expense	216,060	263,580	-	294,741	774,381
Gain on sale of plant and facilities	-	-	-	774,948	774,948
Miscellaneous income	8,073	-	537	3,653	12,263

Net income (loss)	$(468,301)	$2,125,525	$(6,559)	$(2,000,420)	$(349,755)