Form 10QSB
period 2006-09-30
Industrial Enterprises of America, Inc.
filed 2006-12-04
CIK 1059677

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2006

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X ] No [ ]

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

As of November 29, 2006, 9,910,743 shares of the registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]

Explanatory Note

As previously disclosed in a Current Report on Form 8-K/A, filed on November 21, 2006, Industrial Enterprises of America, Inc., a Nevada corporation (the “Company”,“we”, “us” and similar terms), has determined that it is necessary to restate its financial statements for certain periods, including the quarter ended September 30, 2005. Accordingly, in this Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006, the Company has restated the interim financial statements for the quarter ended September 30, 2005. As such, the previously filed interim financial statements in the 10-QSB for the quarter ended September 30, 2005, as amended, should no longer be relied upon.

Item 1. Financial Statements.

Critical Accounting Policies

Below is a description of accounting policies the Company considers critical to the preparation and understanding of the Company’s financial statements. In addition, certain amounts included in or affecting our financial statements and related disclosures must be estimated, which requires us to make assumptions with respect to values or conditions which cannot be known with certainty at the time the financial statements are prepared. Actual results may differ from these estimates under different assumptions or conditions. The selection of critical accounting policies, the judgments and other uncertainties affecting the application of those policies and the sensitivity of reported results to changes in conditions and assumptions are factors to be considered when reviewing our financial statements. We believe that the critical accounting policies set forth below involve the most significant judgments and estimates used in the preparation of our financial statements. We evaluate these policies on an ongoing basis, based upon historical results and experience, consultation with experts, trends and other methods we consider reasonable in the particular circumstances, as well as our forecasts as to how these might change in the future.

Revenue Recognition

EMC Packaging, Inc., a Delaware corporation ("EMC"), our wholly owned subsidiary, is primarily engaged in the manufacturing and sale of packaged refrigerants for the automotive and dusting markets. Revenue is recognized with the successful manufacture and delivery of such products to the end user customer.

Unifide Industries, Limited Liability Company, a New Jersey limited liability company ("Unifide"), another one of our wholly owned subsidiaries, markets and distributes a full line of automotive aftermarket chemicals. Distribution markets include retail, wholesale, value chains, and private labeling. Unifide brands consist of Unifide (retail), and Taylor Made Products (professional), as well as NuEnergy and Tradco/Phoenix (value). Revenue is recognized with sales to the distribution chain.

Todays Way Manufacturing, LLC, a New Jersey limited liability company ("Todays Way"), our third subsidiary, is a contract manufacturer of liquid and aerosol products. Currently, Todays Way is solely producing for Unifide. Revenue is recognized by toll manufacture of products.

Our fourth subsidiary is Spinwell Holding Co., LLC, an Ohio limited liability company ("Spinwell"). Spinwell, through its wholly owned subsidiary Pitt Penn Oil Co., LLC, an Ohio limited liability company (“Pitt Penn”), is a leading manufacturer, marketer and seller of automotive chemicals and additives. Revenue is recognized with sales to the distributor chain.

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

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Consolidated Balance Sheet
September 30, 2006
(Unaudited)
September 30, 2006
(Unaudited)
ASSETS
Current Assets
Cash	$ 147,713
Accounts receivable, net of allowances of $462,065	6,002,342
Due from related parties	430,368
Inventory	9,699,487
Note receivable	500,000
Prepaid expenses	4,716,012
Total Current Assets	$ 21,495,922
Investment in common stock	943,420
Prepaid acquisition costs	1,013,997
Property, plant and equipment net of accumulated depreciation	8,455,969
Note receivable	611,307
Other intangibles, net of amortization	131,732
Goodwill	5,890,418
Debt issuance costs, unamortized	1,087,582
Other Assets	62,279
TOTAL ASSETS	$ 39,692,626
LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 6,620,307
Accrued expenses payable	616,114
Due to related parties	126,854
Notes payable	334,104
Notes payable related parties	946,333
Deferred Taxes	68,574
Accrued interest payable	677,754
Total Current Liabilities	$ 9,390,040
Long Term Liabilities
Notes payable net of current maturities	8,500,654
Notes payable convertible	5,925,000
Notes payable related parties	3,409,506
Lease payable	172,091
Discount on convertible debt, net of amortization	(13,352,020)
Total Long Term Liabilities	$ 4,655,229
Total Liabilities	$ 14,045,270
Shareholders' Equity
Common stock, $0.001 par value
150,000,000 shares authorized 8,153,980 shares issued
and outstanding at September 30, 2006	82,500
Additional paid-in capital	38,877,700
Subscribed stock	(116,427)
Shareholder receivable	(6,000)
Director fees, unamortized	(14,250)
Equity development fees, unamortized	(480,656)
Unrealized security gain (loss)	(1,992,966)
Retained (deficit)	(10,702,544)
Total Shareholders' Equity	$ 25,647,356
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$ 39,692,626

The accompanying Notes are an integral part of these Financial Statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statement of Operations
(Unaudited)

	For the three months ended	For the three months ended
	September 30, 2006	September 30, 2005 (restated)

Revenues	$ 10,035,386	$4,909,803

Cost of Goods Sold	7,314,083	3,493,425

Gross Profit	$ 2,721,303	$1,416,378

Expenses:
Selling, general & administrative	1,253,549	909,875
Salaries and contract labor	526,992	203,922
Doubtful account expense	-	149,551
Depreciation and amortization	414,625	30,659
Legal and professional fees	180,542	377,411
Total Expenses	$ 2,375,708	$1,671,418
Total Income (Loss) from operations	$ 345,595	$(255,040)

Foreign exchange losses	11,939	-
Interest expense	1,829,868	599,981
Net (Loss) from operations	$(1,496,212)	$(855,021)

Other Revenues	2,420,739	-
Sale of securities	41,602	-
Miscellaneous income	19,642	2,231

Net income (loss)	$ 985,771	$(852,790)

Net income (loss) per share basic and diluted	$0.14	$(0.21)

Weighted average number of common shares outstanding (split-adjusted)	6,891,587	4,082,021

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statement of Cash Flow
(Unaudited)
	For the three months ended	For the three months ended
Operating activities	September 30, 2006	September 30, 2005 (restated)
Net income (loss)	$985,771	$(852,790)
Non-cash items
Depreciation and amortization	414,625	164,451
Debt issuance costs amortized	223,526	133,792
Debt discount and beneficial conversion feature amortization	884,608	197,589
Doubtful account expense	-	149,551
Stock based compensation	46,100	426,981
Litigation and equipment options settled to debt	1,420,739	-
Net changes in working capital accounts
Accounts receivable trade	(268,499)	11,931
Payable related party	62,709	-
Due from related parties	28,000	605,546
Inventory	(1,282,279)	(404,832)
Prepaid expenses	1,884,567	(368,211)
Notes receivable	(11,307)	-
Other assets	49,970	-
Accounts payable	(622,771)	64,187
Accrued interest payable convertible debt	143,493	25,752
Accrued interest related parties	21,532	106,853
Accrued expenses	(200,126)	(422,455)
Accrued interest converted to stock	(123,254)	-
Debt converted to common stock	(716,896)	-
Net cash (used) by operating activities	$ (900,970)	$(161,655)
Investing activities
Additions to property, plant and equipment	(480,276)	(25,816)
Investment in common stock	4,430	-
Investment in subsidiaries	(2,795,435)	(2,148,813)
Other	(216,797)	-
Net cash (used) by investing activities	$ (3,433,853)	$(2,174,629)
Financing activities
Proceeds from issuance of debt	12,576,184	3,973,099
Proceeds from issuance of debt to related parties	398,514	1,550,000
Loan payments	(12,187,401)	(2,730,266)
Loan payments to related parties	-	(15,576)
Proceeds from issuance of common stock	1,502,258	20,000
Stock subscriptions	5,834	(20,000)
Net cash provided by Financing Activities	$ 4,174,164	$2,777,257
Net cash increase (decrease) for period	$ (160,659)	$ 440,973
Cash at beginning of period	308,374	354,583
Cash at end of period	$ 147,715	$ 795,556

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:
Interest paid	$513,072	$135,225
Income taxes paid	-	-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued interest converted to debt	$119,755	$ -
Debt converted to common stock	$702,494	$ 52,500
Accrued interest converted to stock	$123,254	$ -
Stock issued for Unifide acquisition	$ -	$1,050,000
Stock issued for Todays Way acquisition	$ -	$ 450,000
Stock issued for services	$ -	$ 802,140
Stock issued for employment agreement	$390,000	-
Stock issued for warrant conversions	$2,150,136	-
Stock issued for option conversions	$2,049,125	-

The accompanying Notes are an integral part of these Financial Statements.

Industrial Enterprises of America, Inc.
Notes to Interim Financial Statements

Note 1 - Basis of presentation

The condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "Commission"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which, in the opinion of management, are necessary for fair presentation of the information contained therein. It is recommended that these condensed financial statements be read in conjunction with the financial statements and notes thereto included in the Company’s Form 10-KSB for the year ended June 30, 2006.

Note 2 - Restatement of financial statements due to accounting error

After lengthy discussions with the Commission personnel and the Company’s auditors, the Company has determined that it should restate the financial statements for the three months ended September 30, 2005, due to an error in recording the sale of its operating assets under the equity method of accounting instead of recording the transaction as an arms' length transaction recognizing the fair market value of the securities received in a transaction disposing its assets during the fiscal year ended June 30, 2004, the transition period.

In addition, certain financing arrangements included detachable warrants which were not previously fairly valued pursuant to APB 14, FASB 133 and EITF 00-27. Debt and warrants have been fairly valued, accordingly, causing a requirement for the restatement of the financial statements for the three months ended September 30, 2005.

The effect of the referenced changes required a restatement of the September 30, 2005, financial statements in order to properly reflect the asset value and the related adjustment to current and prior period earnings. The effect of this change was to increase the net loss for the period ended September 30, 2005, by $682,294, increase assets by $6,813,999, decrease total liabilities by $136,360 and increase shareholders’ equity by $6,334,358.

Note 3 - Inventory

As of September 30, 2006, inventory consisted of the following:
Raw materials	$4,664,760
Work-in-process	53,008
Finished goods	4,981,719

Total inventory	$9,699,487

Note 4 - Property and equipment

Property and equipment, consisting primarily of molds, tools, and office equipment, additions for the nine months ended September 30, 2006 totaled $480,276.

	September 30, 2006	September 30, 2005
Plant & equipment	$6,727,154	$374,677
Office equipment	201,698	40,104
Vehicles	120,982	30,483
Leasehold improvements	2,277,675	6,701
Less: Accumulated depreciation	(871,540)	(186,974)
Net fixed assets	$8,455,969	$264,991

Depreciation for the three months ended September 30, 2006 and 2005, totaled $251,417 and $16,128, respectively.

Note 5 - Goodwill

Goodwill is the result of the acquisitions of EMC (October 2004), Unifide (July 2005), Todays Way (July 2005), and Spinwell (January 2006). The following outlines the calculations for goodwill related to these acquisitions:
	EMC	Unifide	Todays Way	Spinwell	Total
Purchase price	$ 808,474	$3,050,000	$ 950,000	$4,000,000	$ 8,808,474
Less assets acquired	(1,730,325)	(4,959,477)	(399,257)	(11,716,799)	(18,805,858)
Less adjustment to fair market value	755,380	429,968	186,032	(4,172,861)	(2,801,481)
Add liabilities assumed	1,339,880	5,017,960	441,783	11,889,661	18,689,284

Costs in excess of net assets acquired	$1,173,409	$3,538,451	$1,178,558	$ -	$5,890,418

Impairment expense related to goodwill for the three months ended September 30, 2006, and 2005, were $-0- and $-0-, respectively.

Note 6 - Earnings per share

Basic earnings per share (EPS) includes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if options and other contracts to issue shares of common stock were exercised or converted into common stock. There are warrants to issue an additional 5,895,099 shares as of September 30, 2006, and 2,133,483 as of September 30, 2005, each adjusted for the reverse stock split of 10:1 dated June 5, 2006.

Note 7 - Warrants and options

As permitted under generally accepted accounting principles, stock-based awards granted to employees are accounted for following FAS 123(R). Accordingly, the Company has recognized compensation expense for its stock-based awards to employees. Outlined below are pro forma results had compensation costs for the Company’s stock-based compensation plans been determined based on the fair value approach of SFAS 123 the three months ended September 30, 2006 and 2005.

	For the Three Months Ended September
	2006	2005 (restated)
Net income, as reported	$985,771	$(852,790)
Less compensation cost determined under the fair value method	-	-
Pro forma net income	$985,771	$(852,790)

Basic and dilutive (loss) per share:
As reported	$0.14	$(0.21)
Pro forma	$0.14	$(0.21)

These pro forma amounts may not be representative of future disclosures since the estimated fair value of stock options is amortized to expense over the vesting period and options may be granted in future years.

Disclosures required by Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), including pro forma operating results had the Company prepared its financial statements in accordance with the fair value based method of accounting for stock-based compensation prescribed therein are shown below. Exercise prices and weighted-average contractual lives of stock options outstanding as of September 30, 2006, are as follows:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable
$2.00	36,220	8.09 yrs	$2.00	39,460
$2.30	1,250	8.67 yrs	$2.30	1,250
$1.30	40,000	9.09 yrs	$1.30	40,000
$1.40	5,000	9.34 yrs	$1.40	5,000
$1.00	10,000	9.19 yrs	$1.00	10,000
$1.00	35,000	9.22 yrs	$1.00	35,000
$1.30	30,000	9.28 yrs	$1.30	30,000
$6.00	200,000	9.77 yrs	$6.00	200,000

Summary of Options Granted and Outstanding:

	For the three months ended September 30
	2006		2005 (restated)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of period	608,720	$ 1.93	$ -	$ -
Granted	200,000	$ 6.00	$ -	$ -
Exercised	(451,250)	$ 2.12	$ -	$ -
Cancelled	-	$ -	$ -	$ -
Outstanding at end of period	357,470	$ 3.99	$ -	$ -

A summary of warrant activity for the three months ended September 30, 2006, is as follows:
	Number of Warrants	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

Outstanding at June 30, 2006	6,728,534	$3.81	6,728,534	$3.81
Warrants cancelled	-	$ -	-	$ -
Warrants exercised	(833,435)	$(3.49)	(833,435)	$(3.49)
Warrants granted	250,000	$6.40	250,000	$6.40
Outstanding at September 30, 2006	5,895,099	$2.81	5,895,099	$2.81

At September 30, 2006, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number of Warrants	Exercise Price	Remaining Contractual Life	Number of Warrants	Exercise Price
$6.40	38,500	$6.40	2.78 yrs	38,500	$6.40
$5.00	310,000	$5.00	4.26 yrs	310,000	$5.00
$3.40	1,233,659	$3.40	2.41 yrs	1,233,659	$3.40
$3.30	115,000	$3.30	5.06 yrs	115,000	$3.30
$3.00	87,373	$3.00	3.78 yrs	87,373	$3.00
$2.85	759,026	$2.85	3.80 yrs	759,026	$2.85
$2.40	2,918,318	$2.40	2.41 yrs	2,918,318	$2.40
$1.82	62,386	$1.82	3.80 yrs	62,386	$1.82
$1.75	350,836	$1.75	4.12 yrs	350,836	$1.75
$1.20	20,000	$1.20	5.66 yrs	20,000	$1.20

The Company has issued 250,000 warrants since the year ended June 30, 2006, at the rate of one warrant for each common share. The warrants have an exercise price range of $6.40 and a term of 3 years. The fair value of the warrants has been estimated on the date of grant using the Black-Scholes option pricing model. The weighted average fair value of these warrants was $4.59. The following assumptions were used in computing the fair value of these warrants: weighted average risk-free interest rate of 4.83% (U.S. three-year treasury), zero dividend yield, volatility of the Company's common stock of 100% and an average remaining life of the warrants of 2.9277 years.

Note 8- Interest Expense

The Company recorded interest expense totaling $1,829,868 and $599,981 for the three months ended September 30, 2006 and 2005, respectively.

Note 9 - Debt issuances

On August 1, 2006, the Company completed a debt offering of $345,000 at 12% per annum due in February, 2007. On August 21, 2006, the Company completed a debt offering of $50,000 at 2% per month due in October, 2006. On August 23, 2006, the Company completed a debt offering of $100,000 at 2% per month due in October, 2006.

Note 10 - Related party transactions

At September 30, 2006 and 2005, the Company had incurred payables to certain officers for various operational related expenses in the amount of $126,854 and $697,462, respectively.

The Company has notes payable to the following related parties:

	September 30, 2006	September 30, 2005
Shareholders, unsecured, 18% interest, due October 26, 2005	$ -	$50,000
Shareholders, unsecured, 5% interest per month, due July 15, 2005	$ -	$350,000
Shareholders, unsecured, 18% interest, due October 30, 2007	$ -	$400,000
Shareholders, unsecured, 18% interest, due November 3, 2007	$ -	$50,000
Shareholders, unsecured, 18% interest, due November 16, 2007	$ -	$50,000
Shareholders, unsecured, 18% interest, due November 26, 2007	$ -	$50,000
Shareholders, unsecured, 8% interest, due December 1, 2007	$ -	$1,500,000
Shareholders, secured with certain Company assets, Wall Street Prime plus 4%, not less than 8%, due July 19, 2007	$926,720	$ -
Shareholders, secured with certain Company assets, Wall Street Prime plus 4%, not less than 8%, due September 8, 2008	$600,000	$ -
Shareholders, secured with certain Company assets, Wall Street Prime plus 4%, not less than 8%, due September 14, 2008	79,734	$ -
Shareholders, secured with certain Company assets, Wall Street Prime plus 4%, not less than 8%, due November 2, 2007	500,000	$ -
Shareholders, unsecured, 8% interest, due August 11, 2006	50,000	$ -
Shareholders, secured with certain Company assets, Wall Street Prime plus 4%, due July 27, 2008	5,000,000	$ -
Related party, 12% interest, due February 1, 2007	345,000	$ -

	$7,500,454	$2,450,000

Note 11 - Due from Power3 Medical Products, Inc.

In May 2004, the Company entered into an Asset Purchase Agreement (the “Agreement”), among the Company, Power3 Medical Products, Inc., a New York corporation (“Power3”), and Steven B. Rash and Ira Goldknopf (collectively, the "Shareholders"). The sale was approved by the Company’s shareholders by proxy. As provided in the Agreement, the Company sold to Power3 all of the Company’s assets in consideration for 15,000,000 shares of the common stock, par value $.001 per share, of Power3. The assets disposed of by the Company included all tangible personal property, intellectual property, rights in contracts that the Company is a party to, along with intangible property, including goodwill. In consideration for the benefits that they received by virtue of the transaction, each of the Shareholders agreed to make the representations, warranties, and indemnifications in the Agreement jointly and severally, along with the Company, and each of the Shareholders agreed to enter into and be bound by a Non-Competition Agreement and an Employment Agreement containing, among other things, covenants respecting confidentiality, non-competition and non-solicitation. The terms of the Agreement were determined by arms' length negotiations between the parties. Various amounts were expended subsequent to the transaction that are deemed to be the responsibility of Power3, et al. The total of those amounts are $149,551. Due to the nature of the ongoing discussions with the management team at Power3, this receivable has been determined to be impaired and a like amount has been recorded as doubtful account expense during the year ended June 30, 2005. No expense has been recorded for the three months ended September 30, 2006.

Note 12 - Changes in common shares outstanding

Included in the table below are the changes in common shares since June 30, 2006. Effective June 5, 2006, the Company recorded a reverse stock split of 10:1 which effect is reflected in the table below.

Common
Shares
Outstanding common shares at June 30, 2006	5,944,586
Debt converted to stock	354,845
Warrants converted to stock	632,374
Options converted to stock	637,250
Stock issued for services	584,925

Note 13 - Investment in common stock

The following table shows the Company’s fair market value method of investments’ gross unrealized losses and fair value, aggregated by length of time that individual securities have been in a continuous unrealized loss position, at September 30, 2006:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Investments in equity securities carried at fair market value	$-0-	-0-	$943,420	$1,992,966	$943,420	$1,992,966

The aggregate fair market value of the Company’s investments totaled $1,992,966 at September 30, 2006. The investments were evaluated for impairment pursuant to FAS-107, Disclosures about Fair Value of Financial Instruments, and the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments.

Note 14 - Gain on sale of securities

The Company has liquidated 446,000 shares of the initial 15,000,000 shares investment of Power3 at an average share price of $0.09. Gain from the disposition of these shares totaled $41,602 as of September 30, 2006.

Note 15 - Unrealized securities losses

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

Note 16- Disputed Liabilities and Cancellation of Debt

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

Note 17 - Commitments and contingencies

As previously stated above, on May 18, 2004, the Company sold all of its assets in exchange for 15,000,000 shares of Power3 stock and the assumption of certain liabilities by Power3 and the repayment of all other indebtedness by certain shareholders of the Company. As such the Company should have had no liabilities as of May 18, 2004. The Company is taking this position based upon advice of legal counsel. If the Company is found to be responsible for the payment of any of these liabilities, it would have indemnification rights against either Power3 or those certain shareholders who signed the Agreement.

Note 18 - Proforma Statement of Operations for the three months ended September, 2006 and September 30, 2005

The following unaudited data reflects the combined operations of the Company and its subsidiaries as of September 30, 2005.

	IEAM	EMC	UNIFIDE	TODAYS WAY	SPINWELL		COMBINED
	Three months ended September 30, 2005	Three months ended September 30, 2005	Three months ended September 30, 2005	Three months ended September 30, 2005	Three months ended September 30, 2005	Eliminations	Three months ended September 30, 2005

Net sales	$ -	$2,010,974	$2,898,830	$67,745	$7,760,964	$(67,745)	$12,670,768
Cost of goods sold	-	1,512,389	2,023,090	25,691	7,867,885	$(67,745)	11,361,310

Gross profit	$ -	$498,585	$875,740	$42,054	$(106,921)		$1,309,458

Selling & admin	82,612	82,017	529,248	41,978	427,594		1,080,837
Doubtful account expense	149,551	-	-	-	-		149,551
Salaries & contract labor	-	54,450	149,472	-	205,389		409,311
Depreciation & amortization	14,252	3,951	3,939	8,517	46,806		77,465
Legal & professional	522,842	2,445	23,911	-	61,128		610,326

Total expenses	$769,257	$142,863	$706,570	$50,495	$740,917		$2,327,490

Net income (loss) from operations	$(769,257)	$355,722	$169,170	$(8,441)	$(847,838)		$(1,018,032)

Interest expense	522,461	37,788	38,962	770	104,305		704,286

Net income (loss) before income tax expense	$(1,291,718)	$317,934	$130,208	$(9,211)	$(952,143)		$(1,722,318)

Income tax expense	-	-	-	-	-		-

Net income (loss)	$(1,291,718)	$317,934	$130,208	$(9,211)	$(952,143)		$(1,722,318)

The following unaudited data reflects the combined operations of the Company and its subsidiaries as of September 30, 2006.

	IEAM	EMC	UNIFIDE	TODAYS WAY	SPINWELL		COMBINED
	Three months ended September 30, 2006	Three months ended September 30, 2006	Three months ended September 30, 2006	Three months ended September 30, 2006	Three months ended September 30, 2006	Elimination	Three months ended September 30, 2006

Net sales	$ -	$1,100,653	$3,133,640	$ -	$7,607,093	$(1,806,000)	$10,035,386
Cost of goods sold	-	827,469	1,502,232	-	6,790,383	$(1,806,000)	7,314,083

Gross profit	$ -	$273,185	$1,631,408	$ -	$816,711		$2,721,303

Selling & admin	232,361	74,691	411,079	(418)	535,835		1,253,549
Salaries & contract labor	-	64,602	168,681	-	293,709		526,992
Depreciation & amortization	156,271	7,141	15,710	-	235,503		414,625
Legal & professional	139,483	13,218	23,013	-	4,828		180,542

Total expenses	$528,115	$159,651	$618,483	$(418)	$1,069,876		$2,375,706

Net income (loss) from operations	$(528,115)	$113,533	$1,012,925	$418	$(253,165)		$345,595

Interest expense	1,561,273	22,372	21,664	-	224,560		1,829,868
Foreign exchange losses	-	-	-	-	11,939		11,939
Gain sale of securities	41,602	-	-	-	-		41,602
Equipment and realty option revenues	1,375,000	-	-	-	-		1,375,000
Litigation settlement revenues	1,045,739	-	-	-	-		1,045,739
Miscellaneous income	13	7	-	-	19,622		19,642

Net income (loss) before income tax expense	$372,965	$91,169	$991,261	$418	$(470,042)		$985,771

Income tax expense	-	-	-	-	-		-

Net income (loss)	$372,965	$91,169	$991,261	$418	$(470,042)		$985,771

Note 19 - Balance sheet variances since June 30, 2006

Cash has decreased by more than $160,000, principally from operational activities. Accounts receivable, inventory, fixed assets, goodwill, line of credit with equipment lessor, accounts payable, and certain debt have increased as refinancing arrangements and operating activities. Amortization of debt issuance costs totaled $223,526. Amortization of debt discount and beneficial conversion features totaled $884,608. Amortization of consulting agreements totaled $18,000. Amortization of director fees totaled $18,375. Amortization of Equity Development Fees totaled $41,653.

Selected balance sheet data as of September 30, 2005, follows:

	IEAM	EMC	UNIFIDE	TODAYS WAY	SPINWELL		COMBINED
	September 30, 2005	September 30, 2005	September 30, 2005	September 30, 2005	September 30, 2005	Elimination	September 30, 2005

Total assets	$12,354,901	$3,081,318	$5,578,700	$376,575	$12,882,278	$(1,991,095)	$32,282,677

Total Liabilities	$4,931,394	$1,283,712	$5,116,976	$428,311	$13,291,177	$(468,701)	$24,582,869

Selected balance sheet data as of September 30, 2006, follows:

	IEAM	EMC	UNIFIDE	TODAYS WAY	SPINWELL		COMBINED
	September 30, 2006	September 30, 2006	September 30, 2006	September 30, 2006	September 30, 2006	Elimination	September 30, 2006

Total assets	$24,572,701	$2,291,586	$5,114,488	$363,783	$21,197,203	$(10,939,214)	$39,692,626

Total Liabilities	$15,582,866	$743,202	$3,514,814	$412,868	$14,496,701		$34,750,451

Note 20 - Subsequent events

None.

Note 21 - Other Revenue

The other revenues for the Company during the quarter are attributable to the Company’s on-going plan to pay consolidation expenses by realizing value on assets that are undervalued on the financials of the Company.  Such revenues were generated by the sale for cash of  a) rights to litigation proceeds from an ongoing suit and b) a non-refundable option to purchase certain assets of the Company for a total of $1,375,000.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

Three Months Ended September 30, 2006 as Compared to Three Months Ended September 30, 2005

Revenues from sales of products for the three months ending September 30, 2006 were $10,035,386 as compared to $4,909,803 for the same period in 2005. The 2006 amount reflects the additional revenue derived from the addition of Pitt Penn’s operations. The other revenues for the Company during the quarter are attributable to the Company’s on-going plan to pay consolidation expenses by realizing value on assets that are undervalued on the financials of the Company. For the three months ended September 30, 2006 these other revenues were $2,420,739 as compared to $0 for the same period in 2005.

Total operating expenses for the three months ending September 30, 2006 were $2,375,708, as compared to $1,671,418 in the same period of 2005. Of the 2006 amount, $1,819,368 was due to the operations of EMC, Unifide, Todays Way and Pitt Penn and the balance was due to the Company’s corporate expenses. The additional expenses for the quarter reflect the expenses from the operations of Pitt Penn which were not present at the same period in 2005.

Interest expense in the first fiscal quarter of 2006 amounted to $1,829,868, as compared to $599,981 during the same three month period of 2005.  The difference is attributable to the Company’s treatment of its convertible debt with attached warrants as a derivative security and the money raised to purchase Pitt Penn.

The result of the above was a net gain for the three months ending September 30, 2006 of $985,771, compared to a net loss of $(852,790) for the three months ending September 30, 2005.

Liquidity and Capital Resources

Net cash from operations for the three months ending September 30, 2006 was $985,771, as compared to net loss of $(852,790) provided by operations for the three months ending September 30, 2005. This increase was attributable to the consolidation efforts of the Company with the addition of Pitt Penn and the on-going efforts by the Company to extract value out of assets that are on the books of the Company at well below market values.

Net cash (used) by investing activities was $(3,433,853) in the three months ending September 30, 2006 as compared to $(2,174,629) for the three months ending September 30, 2005.

Net cash (used) by operating activities for the three months ending September 30, 2006 was $(900,970), compared to cash used by operating activities for the three months ending September 30, 2005 of $(161,655).

Net cash provided by financing activities was $4,174,164 in the three months ending September 30, 2006 as compared to $2,777,257 for the three months ending September 30, 2005.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

It should be noted that this Management's Discussion and Analysis or Plan of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. Although the Company's management believes that such forward-looking statements are reasonable, it cannot guarantee that such expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results to differ materially from those anticipated, including: (i) the Company's history of ongoing operating losses; (ii) the overall marketplace and clients' usage of EMC's,

Unifide’s, and Pitt Penn’s products, including demand therefore, the impact of competitive technologies, products and pricing, particularly given the substantially larger size and scale of certain competitors and potential competitors, control of expenses, and revenue generated by the acquisition of new customers; (iii) the ultimate consequences of Hurricane Katrina on the supply and/or distribution chain; (iv) the consequent results of operations given the aforementioned factors; and (v) the requirement for the Company to raise additional working capital to fund operations and the availability and terms of any such funding to the Company. Without any such funding, the Company believes it may be forced to curtail operations, and if no alternative to financing, such as an additional merger or acquisition, is consummated, the Company may not continue as a going concern. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. Other risks are detailed in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006, as the same may be amended. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934 as amended (the “Exchange Act”) Rule 13a-15(e)) as of the end of the period being reported (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures, while improving, were still not effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Such officer reached this conclusion because this current filing was delayed. Management has reviewed the recommendations set forth in a letter from the Company’s auditors and are still implementing such recommendations to bring the Company’s disclosure controls and procedures in line with such recommendations. The Company’s independent auditors have made a number of recommendations including, but not limited to, the following: (i) the Company should improve accounting controls through the formalization of accounting practices through promulgation of accounting policies and procedures, and (ii) additional recommendations related to improving internal controls through the separation of duties within the accounting function. Management has hired outside consultants to help with this process and believes that improvements are being made.

Changes in Internal Controls

No significant changes in the Company's internal controls or in other factors that could significantly affect these controls following the Evaluation Date came to management's attention.

PART II
Item 1. Legal Proceedings.

As of September 30, 2006, the Company was a party to several litigations none of which, in the opinion of management, could have a material adverse effect on our financial condition or results of operations. Our management also believes that we have adequate defenses to each action filed against the Company, however, there can be no assurance that such defenses will be accepted or that we will ultimately prevail in such actions. Our management does not believe that there are any proceedings to which any of our directors, officers or affiliates, any owner of record or beneficial owner of more than five percent (5%) of our common stock, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to us, or has a material interest adverse to us.

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

In June 2005, Charles Caudle and others filed a lawsuit in the District Court of Harris County, Texas, against us, ABC Texas (our former subsidiary), Power3, John Mazzuto and Crawford Shaw, our former Chief Executive Officer and a former director. The suit alleges that we, Power3 and the officers and directors are liable to plaintiffs for unspecified damages related to unpaid promissory notes from a former subsidiary of the Company. We and our officers and directors have filed an answer denying all claims in the lawsuit. Crawford Shaw has filed a cross complaint against us for unspecified damages related to his resignation. We have settled the dispute with Mr. Shaw and he will continue with the Company in a consulting position. We dispute the allegations in the Caudle complaint and are vigorously defending this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth information relating to all sales of our common stock during the quarter ended September 30, 2006, which sales were not registered under the Securities Act of 1933, as amended.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

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

Industrial Enterprises of America, Inc.
(Registrant)

Date: December 1, 2006
By:     /s/ John D. Mazzuto
John D. Mazzuto
President, Chief Executive Officer, Assistant Secretary, and a Director

Date: December 1, 2006
By:     /s/ James W. Margulies
James W. Margulies
Chief Financial Officer