Form 10QSB/A
period 2006-09-30
Industrial Enterprises of America, Inc.
filed 2006-12-06
CIK 1059677

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Securities Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

As of November 29, 2006, 9,910,743 shares of the registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Explanatory Note

Due to an inadvertent error on the Cash Flow Statement of the Financial Statements, Industrial Enterprises of America, Inc., a Nevada corporation (the “Company”,“we”, “us” and similar terms), has determined that it is necessary to restate its financial statements for the quarter ended September 30, 2006. Accordingly, in this First Amendment to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 ("Amendment No. 1"), the Company has restated the financial statements for the quarter ended September 30, 2006.

Pursuant to the rules of the Securities and Exchange Commission (the "SEC"), Item 6, "Exhibits," of Part II of this Amendment No. 1 to the Quarterly Report on Form 10-QSB for the period ended September 30, 2006 (the “Original Filing”) has been amended to contain updated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 only amends and restates the Items described above to reflect the effects of the restatement, and we have not modified or updated other disclosures presented in our Original Filing.  Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein.  Information not affected by this Amendment No. 1 is unchanged and reflects the disclosures made at the time of the Original Filing on December 4, 2006.

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

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statement of Operations
(Unaudited)

	For the three months ended	For the three months ended
	September 30, 2006	September 30, 2005 (restated)

Revenues	$ 10,035,386	$4,909,803

Cost of Goods Sold	7,314,083	3,493,425

Gross Profit	$ 2,721,303	$1,416,378

Expenses:
Selling, general & administrative	1,253,549	909,875
Salaries and contract labor	526,992	203,922
Doubtful account expense	-	149,551
Depreciation and amortization	414,625	30,659
Legal and professional fees	180,542	377,411
Total Expenses	$ 2,375,708	$1,671,418
Total Income (Loss) from operations	$ 345,595	$(255,040)

Foreign exchange losses	11,939	-
Interest expense	1,829,868	599,981
Net (Loss) from operations	$(1,496,212)	$(855,021)

Other Revenues	2,420,739	-
Sale of securities	41,602	-
Miscellaneous income	19,642	2,231

Net income (loss)	$ 985,771	$(852,790)

Net income (loss) per share basic and diluted	$0.14	$(0.21)

Weighted average number of common shares outstanding (split-adjusted)	6,891,587	4,082,021

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statement of Cash Flow
(Unaudited)
	For the three months ended	For the three months ended
Operating activities	September 30, 2006	September 30, 2005 (restated)
Net income (loss)	$985,771	$(852,790)
Non-cash items
Depreciation and amortization	432,625	164,451
Debt issuance costs amortized	223,526	133,792
Debt discount and beneficial conversion feature amortization	884,608	197,589
Doubtful account expense	-	149,551
Stock based compensation	28,100	426,981
Litigation and equipment options settled to debt	(2,420,739)	-
Net changes in working capital accounts
Accounts receivable trade	(268,499)	11,931
Payable related party	62,709	-
Due from related parties	28,000	605,546
Inventory	(1,282,279)	(404,832)
Prepaid expenses	1,884,567	(368,211)
Notes receivable	(11,307)	-
Other assets	49,970	-
Accounts payable	(668,981)	64,187
Accrued interest payable convertible debt	143,493	25,752
Accrued interest related parties	21,532	106,853
Accrued expenses	(200,126)	(422,455)
Accrued interest converted to stock	(123,254)	-
Debt converted to common stock	(716,896)	-
Net cash (used) by operating activities	$ (947,180)	$(161,655)
Investing activities
Additions to property, plant and equipment	(480,276)	(25,816)
Investment in common stock	4,430	-
Investment in subsidiaries	(816,227)	(2,148,813)
Other	(216,797)	-
Net cash (used) by investing activities	$(1,508,870)	$(2,174,629)
Financing activities
Proceeds from issuance of debt	12,576,184	3,973,099
Proceeds from issuance of debt to related parties	398,514	1,550,000
Loan payments	(12,187,401)	(2,730,266)
Loan payments to related parties	-	(15,576)
Proceeds from issuance of common stock	1,502,258	20,000
Stock subscriptions	5,834	(20,000)
Net cash provided by Financing Activities	$2,295,389	$2,777,257
Net cash increase (decrease) for period	$ (160,661)	440,973
Cash at beginning of period	308,374	354,583
Cash at end of period	$ 147,713	795,556

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:
Interest paid	$513,072	$135,225
Income taxes paid	-	-

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Accrued interest converted to debt	$119,755	$ -
Debt converted to common stock	$702,494	$52,500
Accrued interest converted to stock	$123,254	$ -
Stock issued for Unifide acquisition	$ -	$1,050,000
Stock issued for Today’s Way acquisition	$ -	$450,000
Stock issued for services	$ -	$802,140
Stock issued for employment agreement	$390,000	-
Stock issued for warrant conversions	$2,150,136	-
Stock issued for option conversions	$2,049,125	-

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

Net cash (used) by investing activities was $(1,508,870) in the three months ending September 30, 2006 as compared to $(2,174,629) for the three months ending September 30, 2005.

Net cash (used) by operating activities for the three months ending September 30, 2006 was $(947,180), compared to cash used by operating activities for the three months ending September 30, 2005 of $(161,655).

Net cash provided by financing activities was $2,295,389 in the three months ending September 30, 2006 as compared to $2,777,257 for the three months ending September 30, 2005.

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

Date: December 5, 2006
By:     /s/ John D. Mazzuto
John D. Mazzuto
President, Chief Executive Officer, Assistant Secretary, and a Director

Date: December 5, 2006
By:     /s/ John D. Mazzuto
John D. Mazzuto
Chief Financial Officer