Form 10QSB/A
period 2006-09-30
Industrial Enterprises of America, Inc.
filed 2006-12-06
CIK 1059677

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

Explanatory Note

The Amended Quarterly Report on Form 10-QSB for the period ended September 30, 2006 (the “Original Filing”) was inadvertantly filed with a box checked in the section titled “APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDING DURING THE PRECEDING FIVE YEARS”. This box should not have been checked.  Accordingly, in this Second Amendment to the Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006 ("Amendment No. 2"), the Company has made the same filing but with the box unchecked..

Pursuant to the rules of the Securities and Exchange Commission (the "SEC"), Item 6, "Exhibits," of Part II of this Amendment No. 2 to the Original Filing has been amended to contain updated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

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