Form 10QSB
period 2006-12-31
Industrial Enterprises of America, Inc.
filed 2007-02-16
CIK 1059677

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended December 31, 2006

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
As of February 14, 2007, 12,900,620 shares of the registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Table of Contents

Page

Recent Developments Explanatory Note	1 1
Part I
Item 1. Financial Statements….……………………………………………..........	1
Item 2. Management’s Discussion and Analysis or Plan of Operations …………	17
Item 3. Controls and Procedures…...……………………………………….........	18

Part II
Item 1. Legal Proceedings..…………………………..………………………......	18
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds ………	19
Item 3. Defaults Upon Senior Securities……………………………………......	19
Item 4. Submission of Matters to a Vote of Security Holders ……………….	19
Item 5. Other Information…………………………………………………….......	19
Item 6. Exhibits………………………...…………………………………….........	20

Explanatory Note

On November 28, 2005, the Board of Directors of Industrial Enterprises of America, Inc. (the "Company") concluded that the financial statements included in the Form 10-KSB for the fiscal year ended June 30, 2005 should no longer be relied upon because the financial statements should be restated with respect to the accounting treatment of the Asset Purchase Agreement between the Company and Power3 Medical Products, Inc., a New York corporation, which was consummated in May 2004. The Company restated past financial statements for the year ended June 30, 2005, and the periods ended September 30, 2004, December 31, 2004, March 31, 2005, September 30, 2005, December 31, 2005 and March 31, 2006. This restatement resulted in the removal of approximately $1,900,000 of disputed liabilities. The Board of Directors discussed this matter with independent accountants and all the restatements were filed in September 2006. On November 14, 2006, authorized officers of the Company, after research and discussion with the Company’s independent accountants, determined that the financial statements included in the Form 10-QSB for the quarters ended December 31, 2004, March 31, 2005, September 30, 2005 and December 31, 2005, as well as the financial statements included in the Form 10-KSB for the year ended June 30, 2005 were not to be relied upon because the accounting treatment of certain convertible debenture agreements and warrants issued presented material changes to the financial statements. The Company restated the relevant numbers in the filing of the Quarterly Report for the period ended March 31, 2006 and, as of the filing of this Quarterly Report for the period ended December 31, 2006, all 2005 filings have been restated in the corresponding 2006 filings.

Recent Developments

On February 1, 2007, the Company issued a press release announcing the purchase of Fire 1st Defense, LLC ("Fire 1st Defense"), a company that sells consumer friendly fire extinguishers/suppressants. The net purchase price consisted of a combination of cash and stock valued at approximately $500,000. As a part of the purchase price, the Company acquired all inventory, purchase orders, patents and copyrights of Fire 1st Defense.

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

Accounting for Stock-Based Compensation

We have adopted the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS No. 123, we apply FAS 123(R) and related interpretations in accounting for stock issued to its employees and consultants.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Consolidated Balance Sheet
December 31, 2006
(Unaudited)

December 31, 2006
(Unaudited)
ASSETS
Current Assets
Cash	$ 1,717,581
Accounts receivable, net of allowance of $462,065	13,105,422
Due from related parties	342,166
Inventory	6,147,752
Notes receivable	1,141,583
Prepaid expenses	4,636,960
Total Current Assets	$27,091,464
Investment in common stock	609,230
Property, plant and equipment net of accumulated depreciation	9,371,141
Investment in joint venture	6,993,931
Other Assets	413,461
Other intangibles, net of amortization	83,367
Debt issuance costs, net of amortization	866,917
Goodwill	5,890,418
TOTAL ASSETS	$51,319,929

The accompanying Notes are an integral part of these financial statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Consolidated Balance Sheet
December 31, 2006
(Unaudited)

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Current maturities of long term debt	$ 5,670,499
Current maturities of long term debt related parties	2,575,758
Accounts payable	7,398,684
Payable related parties	22,952
Accrued payables	459,373
Accrued interest	120,467
Accrued interest to shareholders and related parties	207,042
Total Current Liabilities	$16,454,775
Long Term Liabilities
Notes payable net of current debt	1,115,675
Convertible notes payable	1,350,000
Notes payable related parties	3,583,996
Discount on notes payable	(3,620,189)
Total Long Term Liabilities	$ 2,429,482
Total Liabilities	$18,884,257
Shareholders' Equity
Preferred stock, $0.001 par value,
10,000,000 shares authorized; -0- shares issued and
outstanding as of December 31, 2006	$ -
Common stock, $0.01 par value,
15,000,000 shares authorized; 12,543,622 shares issued and
outstanding as of December 31, 2006	125,436
Additional paid-in capital	47,313,387
Subscribed stock payable	672,608
Shareholder receivable	(168,000)
Equity development fees, unamortized	(439,003)
Unrealized securities gains (losses)	(2,323,957)
Retained (deficit)	(12,744,801)
Total Shareholders' Equity	$32,435,670
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$51,319,927

The accompanying Notes are an integral part of these financial statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Six Months Ended
	Dec 31, 2006	Dec 31, 2005 (restated)	Dec 31, 2006	Dec 31, 2005 (restated)

Revenues	$16,981,153	$5,626,379	$27,016,539	$10,551,573

Cost of Goods Sold	12,957,840	4,236,325	20,203,356	7,745,140

Gross Profit	$ 4,023,313	$1,390,054	$6,813,183	$ 2,806,433

Expenses:
Selling, general & administrative	890,923	880,310	2,133,536	1,748,560
Doubtful account expense	-	-	312,514	-
Salaries and contract labor	273,453	216,365	806,800	293,211
Depreciation and amortization	487,968	88,508	907,593	119,167
Legal and professional fees	113,776	334,774	281,318	470,967
Total Expenses	$ 1,766,120	$ 1,519,957	$ 4,441,761	$ 2,631,906
Income (loss) from operations	$2,257,193	$ (129,903)	$ 2,371,422	$ 174,527

Other income (expense)
Interest expense	(4,096,012)	(938,539)	(5,925,881)	(1,539,966)
Foreign exchange loss	(9,952)	-	(21,891)	-
Proceeds from sale of securities	22,733	506,778	64,335	506,778
Litigation settlement revenues	-	-	1,045,739	-
Equipment and realty option revenues	-	-	375,000	-
Gain on disposition of plan and facilities	-	-	1,000,000	-
Miscellaneous income	15,147	8,775	34,790	10,289

Net income (loss)	$(1,810,891)	$ (552,889)	$ (1,056,486)	$ (848,371)

Net income (loss) per share basic and diluted	$(0.19)	$(0.12)	$(0.12)	$(0.21)

Weighted average number of common shares outstanding	9,690,961	4,532,831	9,059,764	4,085,187

The accompanying Notes are an integral part of these financial statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended
	December 31, 2006	December 31, 2005 (Restated)
Operating activities
Net income (loss)	$ (1,056,486)	$ (848,371)
Non-cash items
Depreciation and amortization	520,416	119,167
Amortization of prepaid consulting fees	284,245	-
Debt discount and beneficial conversion feature amortization	1,802,123	468,949
Debt issuance costs amortized	444,191	295,415
Gain on settlement of litigation	38,399	-
Write-off of prepaid acquisition costs	125,000	-
Amortization of directors fees	32,625	-
Amortization of equity development fees	74,806	-
Stock based compensation	-	155,880
Stock based charitable donations	-	-
Stock sales for notes receivable	-	(494,233)
Net changes in working capital accounts
Accounts receivable	(7,340,412)	(852,950)
Other receivable	377,286	-
Related party receivable	-	186,684
Prepaid expenses	21,143	(170,179)
Inventory	2,207,122	(415,537)
Other current assets	4,358	-
Accounts payable	732,437	544,767
Related party payable	-	304,773
Accrued interest	106,877	86,128
Accrued interest related parties	-	281,733
Current notes payable related party	-	644,326
Accrued expenses	(351,091)	(504,817)
Other payables	(1,373)	13,784

Net cash (used) by operating activities	$ (1,978,334)	$ (184,481)

Investing activities
Notes receivable - other	$ (641,583)	$ 5,767
Payments on due to related parties	(41,194)	-
Payments on related party loans	(306,684)	(334,068)
Sale of shares in marketable securities	7,629	-
Additions to property, plant and equipment	(683,140)	(134,864)
Investment in First Defense, Inc.	(214,398)	-
Investment in subsidiaries	-	(1,306,463)
Note receivable - Fortco	500,000	-
Note receivable - JS Realty	(100,000)	-
Other	67,288	(20,000)
Net cash (used) by investing activities	$ (1,412,082)	$ (1,455,560)

Financing activities
Proceeds from issuance of debt	$ 10,231,540	$ 9,328,277
Principal payments on debt	(11,982,173)	(7,273,194)
Proceeds from notes payable related party and shareholders	375,000	50,000
Payments on lease payable	(90,499)	-
Accrued interest to related parties	84,806	-
Proceeds from issuance of convertible debt	1,000,000	-
Payments on convertible debt	(1,973,000)	-
Proceeds from issuance of common stock	7,176,114	40,000
Proceeds from un-issued common stock	77,834	-
Subscribed stock	(100,000)	-
Equity development fees	-	(50,000)
Net cash provided by Financing Activities	$ 4,799,622	$ 1,761,015

Net cash increase for period	$ 1,409,206	$ 120,974
Cash at beginning of period	308,375	354,583
Cash at end of period	$ 1,717,581	$ 475,557

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:

Interest paid	$ 1,449,084	$ 407,741
Taxes paid	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Notes receivable for Power3 Medical Products stock sales	$ -	$ 500,000
Notes payable for Unifide and Todays Way acquisition	$ -	$ 3,750,000
Debt converted to common stock	$ 1,019,494	$ -
Litigation settlement for convertible debt	$ 2,042,760	$ -
Accrued interest converted to stock	$ 422,400	$ -
Fixed assets purchased with options	$ 375,000	$ -
Fixed assets purchased with exercise of warrants	$ 739,200	$ -
Options issued for investment in joint venture	$ 6,993,931	$ -
Stock issued for Unifide acquisition	$ -	$ 1,050,000
Stock issued for Todays Way acquisition	$ -	$ 450,000
Stock issued for services	$ 25,000	$ 890,140
Stock issued for prepaid consulting fees	$ 4,497,333	$ -
Stock issued for convertible debt	$ 42,485	$ -
Stock issued for employment agreement	$ -	$ 42,500
Stock issued for equity development fees	$ -	$ 628,890
Stock issued for director fees	$ -	$ 45,000
Stock cancelled	$ -	$ (5,000)
Unrealized securities gain	$ 174,929	$ -

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

In addition, certain financing arrangements included detachable warrants which were not previously fair valued pursuant to APB 14, FASB 133 and EITF 00-27. Debt and warrants have been fair valued, accordingly, causing a requirement for the restatement of the financial statements for the six months ended December 31, 2005.

The effect of the referenced changes required a restatement of the December 31, 2005, financial statements in order to properly reflect the asset value and the related adjustment to current and prior period earnings. The effect of this change was to increase the net loss for the period ended December 31, 2005, by $712,962, increase assets by $1,069,158, decrease total liabilities by $1,370,369 and increase shareholders’ equity by $2,439,527.

Note 3 - Inventory

As of December 31, 2006, inventory consisted of the following:

Raw materials	$ 4,959,356
Work-in-process	-
Finished goods	1,188,396

Total inventory	$ 6,147,752

Note 4 - Property and equipment

Property and equipment, consisting primarily of molds, tools, and office equipment, additions for the six months ended December 31, 2006 totaled $642,576.

	December 31, 2006	December 31, 2005
Plant & equipment	$ 6,632,898	$ 385,361
Office equipment	210,680	49,072
Vehicles	153,983	30,483
Leasehold improvements	3,307	9,051
Land	313,951	-
Building	3,188,987	-
Less: Accumulated depreciation and amortization	(1,132,665)	(127,911)
Net fixed assets	$ 9,371,141	$ 346,056

Depreciation and amortization for the six months ended December 31, 2006 and 2005, totaled $907,593 and $119,167, respectively.

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

Impairment expense related to goodwill for the six months ended December 31, 2006, and 2005, were $0 and $0, respectively.

Note 6 - Earnings per share

Basic earnings per share (EPS) includes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if options, warrants and other contracts to issue shares of common stock were exercised or converted into common stock. For the years ended December 31, 2006 and 2005, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the stock options and warrants on the Company’s net loss. There are options to issue an additional 288,168 shares as of December 31, 2006, and 657,500 as of December 31, 2005, each adjusted for the reverse stock split of 10:1 dated June 5, 2006. There are warrants to issue an additional 2,382,590 shares as of December 31, 2006, and 1,052,375 as of December 31, 2005, each adjusted for the reverse stock split of 10:1 dated June 5, 2006.

Note 7 - Stock options and warrants

At December 31, 2006, the range of option prices for shares under options and the weighted-average remaining contractual life is as follows:

Options Outstanding				Options Exercisable
		Weighted Average	Weighted Average
Exercise Prices	Number Outstanding	Remaining Contractual Life	Exercise Prices	Number Exercisable
$1.00	18,750	8.97 yrs	$1.00	18,750
$1.30	45,000	8.93 yrs	$1.30	45,000
$1.40	5,000	9.09 yrs	$1.40	5,000
$2.00	7,884	7.84 yrs	$2.00	7,884
$4.25	42,150	10.00 yrs	$4.25	42,150
$6.00	169,384	9.83 yrs	$6.00	169,384

Summary of Options Granted and Outstanding:

	For the six months ended December 31,
	2006		2005 (restated)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price
Options:
Outstanding at beginning of period	434,134	$ 1.93	472,500	$ 2.16
Granted	1,020,000	$ 4.69	210,000	$ 1.06
Exercised	(1,165,966)	$ 3.41	(25,000)	$ 1.30
Cancelled	-	$ 0.00	-	$ 0.00
Outstanding at end of period	288,168	$ 5.70	657,500	$ 1.84

At December 31, 2006, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of Warrant		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number of Warrants	Exercise Price	Remaining Contractual Life	Number of Warrants	Exercise Price
$1.20	20,000	$1.20	5.41 yrs	20,000	$1.20
$1.75	350,835	$1.75	3.86 yrs	350,835	$1.75
$1.82	62,386	$1.82	3.55 yrs	62,385	$1.82
$2.00	14,495	$2.00	3.08 yrs	14,495	$2.00
$2.40	369,364	$2.40	2.10 yrs	369,364	$2.40
$2.50	12,500	$2.50	3.45 yrs	12,500	$2.50
$2.85	602,367	$2.85	3.55 yrs	602,367	$2.85
$3.00	64,012	$3.00	3.53 yrs	64,012	$3.00
$3.30	115,000	$3.30	5.09 yrs	115,000	$3.30
$3.40	461,631	$3.40	2.13 yrs	461,361	$3.40
$5.00	310,000	$5.00	4.00 yrs	310,000	$5.00

A summary of warrant activity for the six months ended December 31, 2006, is as follows:
	Number of Warrants	Weighted Average Exercise Price	Warrants Exercisable	Weighted Average Exercise Price

Outstanding at June 30, 2006	6,202,826	$ 2.77	6,202,826	$ 2.77
Warrants cancelled	-	$ 0.00	-	$ 0.00
Warrants exercised	(3,820,235)	$ 3.23	(3,820,235)	$ 3.23
Warrants granted	-	$ 0.00	-	$ 0.00
Outstanding at December 31, 2006	2,382,590	$ 2.03	2,382,590	$ 2.03

Note 8- Interest expense

The Company recorded interest expense totaling $5,260,464 and $1,539,966 for the six months ended December 31, 2006 and 2005, respectively. Most of such interest is due to the Company’s accounting treatment related to the beneficial conversion feature of convertible notes. The remaining amount of such was paid with a combination of cash, stock and other equity instruments.

Note 9 - Debt issuances

On August 1, 2006, the Company completed a debt offering of $345,000 at 12% per annum due in February, 2007. On August 21, 2006, the Company completed a debt offering of $50,000 at 2% per month due in October, 2006. On August 23, 2006, the Company completed a debt offering of $100,000 at 2% per month due in October, 2006. All of the above debt offerings have been repaid in full.

Note 10 - Related party transactions

At December 31, 2006 and 2005, the corporation had incurred payables to certain officers for various operational related expenses in the amount of $22,952 and $359,180, respectively.

The Company has notes payable to the following related parties:

	December 31, 2006	December 31, 2005
Shareholders, unsecured, 18% interest, due October 26, 2005	$ -	$ 50,000
Shareholders, unsecured, 5% interest per month, due July 15, 2005	-	350,000
Shareholders, unsecured, 18% interest, due October 30, 2007	-	400,000
Shareholders, unsecured, 18% interest, due November 3, 2007	-	50,000
Shareholders, unsecured, 18% interest, due November 16, 2007	-	50,000
Shareholders, unsecured, 18% interest, due November 26, 2007	-	50,000
Shareholders, unsecured, 8% interest, due December 1, 2007	886,183	1,387,626
Shareholders, unsecured, 12% interest, due January 30, 2006	-	170,000
Shareholders, secured with certain Company assets, Wall Street Prime plus 4%, not less than 8%, due July 19, 2007	728,100	-
Shareholders, secured with certain Company assets, Wall Street Prime plus 4%, not less than 8%, due September 8, 2008	477,262	-
Shareholders, secured with certain Company assets, Wall Street Prime plus 4%, not less than 8%, due September 14, 2008	79,734	-
Shareholders, secured with certain Company assets, Wall Street Prime plus 4%, not less than 8%, due November 2, 2007	500,000	-
Shareholders, secured with certain Company assets, Wall Street Prime plus 4%, due July 27, 2008	3,027,000	-
Shareholders, unsecured, 24% interest, due October 20, 2006 (Note was paid in full as of December 31, 2006)	49,000	-
Related party, 8% interest, due upon demand	412,475	-

Total debt	6,159,754	2,507,626
Less: current potion	(2,575,758)	(474,449)
Long term portion	$3,583,996	$2,033,177

All shareholders are considered a related party by definition. The majority of these notes are convertible.

Note 11 - Changes in common shares outstanding

Included in the table below are the changes in common shares since June 30, 2006.

Common
Shares
Outstanding common shares at June 30, 2006	5,944,586
Debt converted to stock	700,407
Warrants converted to stock	1,632,715
Options converted to stock	667,250
Stock issued for cash	2,679,239
Stock issued for services	919,425
Outstanding common shares at December 31, 2006	12,543,622

Note 12 - Investment in common stock

The following table shows the Company’s fair market value method of investments’ gross unrealized losses and fair value, aggregated by length of time that individual securities have been in a continuous unrealized loss position, at December 31, 2006:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Investments in equity securities carried at fair market value	$-	-	$609,230	$2,323,957	$609,230	$2,323,957

The aggregate fair market value of the Company’s investments totaled $609,230 at December 31, 2006. The investments were evaluated for impairment pursuant to FAS-107, Disclosures about Fair Value of Financial Instruments, and the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments.

Note 13 - Gain on sale of securities

The Company has liquidated 789,709 shares of the initial 15,000,000 shares investment of Power 3 Medical Products, Inc. at an average share price of $0.09. Gain from the disposition of these shares totaled $69,090 for the six months ended December 31, 2006.

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

Note 15- Disputed liabilities and cancellation of debt

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

Note 16 - Commitments and contingencies

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

Note 17 - Proforma Balance Sheet and Statement of Operations for the six months ended December 31, 2006 and 2005.

The following proforma financial statements for the six months ended December 31, 2005 includes Spinwell Holding as if the acquisition occurred on July 1, 2005. The Company acquired Spinwell Holding in January 2006.

Selected balance sheet data as of December 31, 2005, follows:

	IEAM	EMC	UNIFIDE	TODAYS WAY	SPINWELL HOLDING		COMBINED
	December 31, 2005	December 31, 2005	December 31, 2005	December 31, 2005	December 31, 2005	Elimination	December 31, 2005

Total assets	$8,972,615	$2,699,885	$6,691,272	$366,622	$11,347,802	$(1,530,707)	$28,547,789

Total liabilities	$4,235,618	$1,209,130	$5,860,712	$412,868	$9,318,515	$ (86,074)	$20,950,769

The following unaudited data reflects the combined operations of the Company and its subsidiaries as of December 31, 2005.

	IEAM	EMC	UNIFIDE	TODAY'S WAY	SPINWELL HOLDING		COMBINED
	Six months ended December 31, 2005	Six months ended December 31, 2005	Six months ended December 31, 2005	Six months ended December 31, 2005	Six months ended December 31, 2005	Eliminations	Six months ended December 31, 2005

Net sales	$ -	$3,103,917	$7,432,266	$ 83,135	19,766,842	$(67,745)	30,318,415
Cost of goods sold	-	2,453,364	5,333,830	25,691	18,531,388	(67,745)	26,276,528

Gross profit	-	650,553	2,098,436	57,444	1,235,454		4,041,887

Selling & admin	134,053	202,965	1,353,514	42,451	826,978		2,559,961
Doubtful account expense	-	-	-	-	-		-
Salaries & contract labor	-	78,000	215,211	-	404,778		697,989
Depreciation & amortization	74,732	8,723	18,677	17,034	78,796		197,962
Legal & professional	394,219	19,147	57,601	-	126,436		597,403

Total expenses	603,004	308,835	1,645,003	59,485	1,436,988		4,053,315

Net income (loss) from operations	(603,004)	341,718	453,433	(2,041)	(201,534)		(11,428)

Miscellaneous income	506,788	7,369	2,373	537	-		517,067

Interest expense	(1,245,316)	(178,004)	(114,430)	(2,216)	(258,782)		(1,798,748)

Net income (loss) before income tax expense	(1,341,532)	171,083	341,376	(3,720)	(460,316)		(1,293,109)

Income tax expense	-	-	-	-	-		-

Net income (loss)	$(1,341,532)	$ 171,083	$ 341,376	$ (3,720)	$(460,316)		$(1,293,109)

The following proforma financial statements for the six months ended December 31, 2006 is presented for segment reporting purposes.

Selected balance sheet data as of December 31, 2006, follows:

	IEAM	EMC	UNIFIDE	TODAYS WAY	SPINWELL HOLDING		COMBINED
	December 31, 2006	December 31, 2006	December 31, 2006	December 31, 2006	December 31, 2006	Elimination	December 31, 2006

Total assets	$35,168,889	$3,131,323	$6,906,086	$343,510	$19,340,318	$(13,570,198)	$51,319,928

Total Liabilities	$ 4,484,797	$1,264,256	$ 955,063	$ 38,165	$12,991,786	$ (849,809)	$18,884,258

The following unaudited data reflects the combined operations of the Company and its subsidiaries as of December 31, 2006.

	IEAM	EMC	UNIFIDE	TODAY'S WAY	SPINWELL HOLDING		COMBINED
	Six months ended December 31, 2006	Six months ended December 31, 2006	Six months ended December 31, 2006	Six months ended December 31, 2006	Six months ended December 31, 2006	Elimination	Six months ended December 31, 2006

Net sales	$ -	$3,598,590	$10,352,334	$ -	$13,065,615	$ -	$27,016,539
Cost of goods sold	-	2,515,319	1,803,228	-	16,150,991	(266,182)	20,203,356

Gross profit	-	1,083,271	8,549,106	-	(3,085,376)	266,182	6,813,183

Total expenses	647,318	638,627	1,074,318	-	2,080,372	1,125	4,441,760

Net income (loss) from operations	(647,318)	444,644	7,474,788	-	(5,165,748)	265,057	2,371,423

Interest expense	(4,757,299)	(34,803)	(23,959)	-	(444,404)		(5,260,465)
Foreign exchange losses	-	-	-	-	(21,891)		(21,891)
Gain sale of securities	64,335	-	-	-	-		64,335
Equipment and realty option revenues	1,375,000	-	-	-	-		1,375,000
Litigation settlement revenues	1,045,739	-	-	-	-		1,045,739
Miscellaneous income	1,783	13	-	-	32,994		34,789

Net income (loss) before income tax expense	(2,917,760)	409,854	7,450,829	-	(5,599,049)	265,057	(391,069)

Income tax expense	-	-	-	-	-		-

Net income (loss)	$(2,917,760)	$ 409,854	$ 7,450,829	$ -	$(5,599,049)	$ 265,057	$(391,069)

Note 18 - Subsequent events

On February 1, 2007, the Company issued a press release announcing the purchase of Fire 1st Defense, LLC ("Fire 1st Defense"), a company that sells consumer friendly fire extinguishers/suppressants.  The net purchase price consisted of a combination of cash and stock valued at approximately $500,000.  As a part of the purchase price, IEAM acquired all inventory, purchase orders, patents and copyrights of Fire 1st Defense.

On February 1, 2007, the Company entered into a Joint Venture agreement with Sinochem Ningbo, Ltd., a subsidiary of Sinochem Corporation, for the packaging of refrigerant gases in China for worldwide distribution. The JV will produce products worldwide and the Company will become the exclusive distributor of the products in the United States, Canada and Mexico. The Company will own 49% of the JV and Sinochem will hold 51% of the JV. As of December 31, 2006, the Company has invested approximately $6,993,931 in the JV of which most of the costs were issuance of equity securities.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

Three Months Ended December 31, 2006 as Compared to Three Months Ended December 31, 2005

Revenues from sales of products for the three months ending December 31, 2006 were $16,981,153 as compared to $5,626,379 for the same period in 2005. The 2006 amount reflects the additional revenue derived from the addition of Pitt Penn’s operations.

Total operating expenses for the three months ending December 31, 2006 were $1,766,120, as compared to $1,519,957 in the same period of 2005. Of the 2006 amount, $1,587,461 was due to the operations of EMC, Unifide, Todays Way and Pitt Penn and the balance was due to the Company’s corporate expenses. The additional expenses for the quarter reflect the expenses from the operations of Pitt Penn which were not present at the same period in 2005.

Interest expense in the second fiscal quarter of 2006 amounted to $4,096,012, as compared to $938,539 during the same three month period of 2005.  The difference is attributable to the Company’s treatment of its convertible debt with attached warrants as a derivative security and the conversion of some of this debt.

The result of the above was a net loss for the three months ending December 31, 2006 of $(1,810,891), compared to a net loss of $(552,889) for the three months ending December 31, 2005.

Liquidity and Capital Resources

Net loss for the three months ending December 31, 2006 was $(1,145,474), as compared to net loss of $(552,889) provided by operations for the three months ending December 31, 2005. This change was attributable to the Company’s treatment of its convertible debt with attached warrants as a derivative security and the conversion of some of this debt.

Net cash (used) by investing activities was $(1,412,082) in the six months ending December 31, 2006 as compared to $(1,455,560) for the three months ending December 31, 2005.

Net cash (used) by operating activities for the three months ending December 31, 2006 was $(1,978,334), compared to cash used by operating activities for the six months ending December 31, 2005 of $(184,481). This increase is primarily due to an increase in accounts receivable

Net cash provided by financing activities was $4,799,622 in the six months ending December 31, 2006 as compared to $1,761,015 for the six months ending December 31, 2005.

CAUTIONARY STATEMENT FOR PURPOSES OF THE "SAFE HARBOR" PROVISIONS OF THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

It should be noted that this Management's Discussion and Analysis or Plan of Operations may contain "forward-looking statements." The terms "believe," "anticipate," "intend," "goal," "expect," and similar expressions may identify forward-looking statements. These forward-looking statements represent the Company's current expectations or beliefs concerning future events. Although the Company's management believes that such forward-looking statements are reasonable, it cannot guarantee that such expectations are, or will be, correct. These forward-looking statements involve a number of risks and uncertainties which could cause the Company's future results to differ materially from those anticipated, including: (i) the Company's history of ongoing operating losses; (ii) the overall marketplace and clients' usage of EMC's, Unifide’s, and Pitt Penn’s products, including demand therefore, the impact of competitive technologies, products and pricing, particularly given the substantially larger size and scale of certain competitors and potential competitors, control of expenses, and revenue generated by the acquisition of new customers; and (iii) the consequent results of operations given the aforementioned factors. The foregoing list should not be construed as exhaustive, and the Company disclaims any obligation subsequently to revise any forward-looking statements to reflect events or circumstances after the date of such statements, or to reflect the occurrence of anticipated or unanticipated events. Other risks are detailed in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006, as the same may be amended. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation that the strategy, objectives or other plans of the Company will be achieved. The Company wishes to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made.

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e)) as of the end of the period being reported (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures, while improving, were still not effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Such officer reached this conclusion because this current filing was delayed. Management has reviewed the recommendations set forth in a letter from the Company’s auditors and are still implementing such recommendations to bring the Company’s disclosure controls and procedures in line with such recommendations. The Company’s independent auditors have made a number of recommendations including, but not limited to, the following: (i) the Company should improve accounting controls through the formalization of accounting practices through promulgation of accounting policies and procedures; and (ii) additional recommendations related to improving internal controls through the separation of duties within the accounting function. Management has hired outside consultants to help with this process and believes that improvements are being made.

Changes in Internal Controls

No significant changes in the Company's internal controls or in other factors that could significantly affect these controls following the Evaluation Date have come to management's attention.

PART II
Item 1. Legal Proceedings.

As of December 31, 2006, the Company was a party to several litigations none of which, in the opinion of management, could have a material adverse effect on our financial condition or results of operations. Our management also believes that we have adequate defenses to each action filed against the Company, however, there can be no assurance that such defenses will be accepted or that we will ultimately prevail in such actions. Our management does not believe that there are any proceedings to which any of our directors, officers or affiliates, any owner of record or beneficial owner of more than five percent (5%) of our common stock, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to us or has a material interest adverse to us

In June 2005, Charles Caudle and others filed a lawsuit in the District Court of Harris County, Texas, against us, AVBC Texas (our former subsidiary), Power3, John Mazzuto and Crawford Shaw, our former Chief Executive Officer and a former director. The suit alleges that we, Power3 and the officers and directors are liable to plaintiffs for unspecified damages related to unpaid promissory notes from a former subsidiary of the Company. We and our officers and directors have filed an answer denying all claims in the lawsuit. Crawford Shaw has filed a cross complaint against us for unspecified damages related to his resignation. We have settled the dispute with Mr. Shaw and he will continue with the Company in a consulting position. We dispute the allegations in the Caudle complaint and are vigorously defending this matter.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth information relating to all sales of our common stock during the quarter ended December 31, 2006, which sales were not registered under the Securities Act of 1933, as amended.

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

Date: February 15, 2007
By:   /s/ John D. Mazzuto
John D. Mazzuto
President, Chief Executive Officer, Assistant Secretary, and a Director

Date: February 15, 2007
By:  /s/ John D. Mazzuto
John D. Mazzuto
Chief Financial Officer