Form 10QSB
period 2007-03-31
Industrial Enterprises of America, Inc.
filed 2007-05-22
CIK 1059677

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

[x] Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2007

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

As of May 18, 2007, 13,297,754 shares of the registrant’s Common Stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

Recent Developments

On March 19, 2007, Industrial Enterprises of America, Inc., a Nevada corporation (the “Company”), announced that, as of such date, Dennis O’Neill was elected as the Company’s Chief Financial Officer. On March 14, 2007, the Company announced that (i) Robert Redmond was elected as the Company’s Executive Vice President, effective as of April 9, 2007, and (ii) Scott Margulis was also elected as the Company’s Executive Vice President, effective as of April 9, 2007.

On April 19, 2007, the Company announced that the Nasdaq Capital Market had approved the Company’s application for trading thereon. The Company’s stock began trading on Nasdaq under the symbol “IEAM” beginning the week of April 23, 2007.

On April 19, 2007, the Company also announced that it had completed the acquisition of Hi-Tach Oil, Co., Inc. (“Hi-Tach”), a North Carolina corporation that sells and markets a line of oil additives and lubricants. The Company acquired Hi-Tach for an aggregate of $350,000 in cash and promissory notes. The acquisition included all of Hi-Tach’s inventory, purchase orders, marketing materials, formulae and intellectual property.

On May 15, 2007, the Company announced that, as of such date, John Mazzuto was elected interim Chief Financial Officer while Dennis O’Neill recovers from a serious illness.

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

Todays Way Manufacturing, LLC, a New Jersey limited liability company ("Todays Way"), our third subsidiary, is a contract manufacturer of liquid and aerosol products. Currently, Todays Way is solely producing for Unifide. Revenue is recognized by toll manufacture of products. As of January 1, 2007, the financial operations of Todays Way have been incorporated into Pitt Penn.

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

Accounting for Stock-Based Compensation

We have adopted the disclosure provisions of SFAS No. 123(R), “Accounting for Stock-Based Compensation.” In accordance with the provisions of SFAS No. 123(R), we apply FAS 123(R) and related interpretations in accounting for stock issued to its employees and consultants.

Accounting for Income Tax Uncertainties

On January 1, 2007, we adopted FASB Interpretation No. 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. The literature provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any income tax uncertainties. The adoption of FIN 48 did not have a significant impact on our financial statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Consolidated Balance Sheet
March 31, 2007
(Unaudited)

March 31, 2007
ASSETS
Current Assets
Cash	1,639,695
Accounts receivable, net of allowance of $462,065	13,497,730
Due from related parties	358,166
Inventory	6,550,753
Notes receivable	1,357,576
Prepaid expenses	4,331,481
Total Current Assets	$27,735,401
Investment in common stock	1,080,426
Property, plant and equipment net of accumulated depreciation	9,165,731
Investment in joint venture	6,262,157
Other Assets	152,979
Other intangibles, net of amortization	184,270
Debt issuance costs, net of amortization	155,504
Goodwill	5,740,229
TOTAL ASSETS	$50,476,697

The accompanying Notes are an integral part of these financial statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Consolidated Balance Sheet
March 31, 2007
(Unaudited)

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 6,033,467
Payable related parties	128,214
Accrued payables	421,194
Accrued interest	308,236
Accrued interest to shareholders and related parties	89,771
Current maturities of long term debt	6,479,525
Deferred gain sale leaseback	66,111
Total Current Liabilities	$13,526,518
Long Term Liabilities
Notes payable net of current debt	617,756
Convertible notes payable	710,120
Notes payable related parties	5,481,177
Due to related parties	80,403
Leases payable	187,327
Discount on notes payable	(2,749,304)
Total Long Term Liabilities	$ 4,327,479
Total Liabilities	$17,853,997
Shareholders' Equity
Preferred stock, $0.001 par value,
10,000,000 shares authorized; -0- shares issued and
outstanding as of March 31, 2007	$ -
Common stock, $0.001 par value,
150,000,000 shares authorized; 14,148,300 shares issued and
outstanding as of March 31, 2007	141,483
Additional paid-in capital	54,594,425
Inv Trns CL A/C Corp Gen	62,222
Subscribed stock payable	5,834
Shareholder receivable	(6,000)
Equity development fees, unamortized	(397,349)
Unrealized securities gains (losses)	(1,646,762)
Treasury Stock	(1,109,347)
Retained (deficit)	(19,021,806)
Total Shareholders' Equity	$32,622,700
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$50,476,697

The accompanying Notes are an integral part of these financial statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended		Nine Months Ended
	3/31/2007	Mar 31, 2006 (restated)	3/31/2007	Mar 31, 2006 (restated)
Revenues	$ 17,624,713	$ 9,015,508	$ 41,604,813	$ 19,567,081

Cost of Goods Sold	13,706,544	8,557,127	30,210,106	16,302,267

Writedown of Inventory	-	2,400,000	-	2,400,000

Gross Profit	$ 3,918,169	$ (1,941,619)	$ 11,394,707	$ 864,814

Expenses:
Selling, general & administrative	1,147,478	534,359	4,400,328	2,403,874
Salaries and contract labor	-	1,002,708	-	1,422,995
Depreciation and amortization	713,643	246,882	1,621,236	370,839
Legal and professional fees	(78,300)	630,488	203,018	1,323,267
Operations and consolidation expense		250,000		250,000
Total Expenses	$ 1,782,821	$ 2,664,437	$ 6,224,582	$ 5,770,975

Income (loss) from operations	$ 2,135,348	$ (4,606,056)	$ 5,170,125	$ (4,906,161)

Other income (expense)
Interest income	52,404	-	52,404	-
Interest expense	(8,358,182)	(2,253,068)	(14,284,064)	(3,028,670)
Gain (loss) from sale of securities	(100,648)	27,024	(36,313)	533,802
Litigation settlement revenues	-	-	1,045,739	-
Equipment and realty option revenues	-	-	375,000	-
Gain on disposition of plant and facilities	42,026	-	1,042,026	-
Loan Fees	(49,070)	-	(49,070)	-
Miscellaneous income (expense)	(29,982)	(1,662)	(17,083)	8,627

Net income (loss)	$ (6,308,104)	$ (6,833,762)	$ (6,701,236)	$ (7,392,402)

Net income (loss) per share basic and diluted	$ (0.47)	$ (1.60)	$ (0.67)	$ (1.61)

Weighted average number of common shares outstanding	13,355,368	4,276,915	9,932,967	4,602,476

The accompanying Notes are an integral part of these financial statements.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Statements of Cash Flows
(Unaudited)
	Nine Months Ended
	March 31, 2007	March 31, 2006 (restated)
Operating activities
Net income (loss)	$ (6,701,236)	$ (7,392,402)
Non-cash items
Depreciation and amortization	1,621,236	527,219
Amortization of debt issuance costs	1,155,603	-
Amortization of debt discount	12,723,608	-
Gain on settlement of litigation	(1,045,739)	-
Deferred gain sale leaseback	(11,667)	-
Equipment option settled to debt	(375,000)	-
Real estate option income settled to debt	(1,000,000)	-
Stock based compensation	1,012,319	938,602
Stock based charitable donations	16,100	-
Amortization of equity development fees	41,654	-
Stock based interest expense	-	1,859,150
Stock sales for notes receivable	-	(451,425)
(Loss) on sale of Power3 shares	(36,313)	-
Net changes in working capital accounts
Accounts receivable	(7,624,361)	1,284,477
Other receivable	(6,786)	(48,750)
Interest receivable	(50,221)	-
Related party receivable	-	197,484
Prepaid expenses	162,278	(104,947)
Notes receivable security sales	-	(500,000)
Inventory	2,086,616	888,831
Other current assets	(262,927)	29,590
Accounts payable	(1,247,753)	1,994,746
Related party payable	(39,079)	396,750
Accrued interest	(114,721)	407,362
Accrued interest related parties	-	(1,365)
Current notes payable related party	-	(232,340)
Accrued expenses	-	(472,670)
Other payables	-	(74,997)

Net cash (used) by operating activities	$ 303,611	$ (754,685)
Investing activities
Additions to property, plant and equipment	(1,238,648)	(234,890)
Proceeds from sale of Power3 Medical Products stock	82,981	55,988
Due from related parties	17,575	-
Deferred gain on sale leaseback	77,778	-
Investment in target - First Defense	(451,970)	-
Investment in China joint venture	(731,779)	-
Investment in subsidiaries	-	(7,742,597)
Goodwill	(795,600)	-
Notes receivable	(225,860)	-
Due from related parties	(35,289)	-
Shareholder receivable	(100,000)	-

Net cash (used) by investing activities	$ (3,400,812)	$ (7,921,499)
Financing activities
Proceeds from issuance of debt	75,767	$ 26,474,828
Principal payments on debt	(759,965)	(18,451,888)
Proceeds from revolving line of credit	32,728,595	-
Payments on revolving line of credit	(33,573,887)	-
Payments for notes payable	(455,074)	-
Proceeds from notes payable related party and shareholders	-	1,129,918
Payments on related party loans	-	(1,250,442)
Proceeds from issuance of common stock	5,853,020	295,690
Proceeds from exercise of stock options	237,639	-
Proceeds from stock subscriptions	672,608	-
Payments for treasury stock	(100,182)	-
Payments for cancellation of warrants	(250,000)	-
Subscribed stock	-	410,000
Equity development fees	-	(161,000)
Net cash provided by Financing Activities	$ 4,428,521	$ 8,447,106
Net cash increase for period	1,331,320	$ (229,078)
Cash at beginning of period	308,375	354,583
Cash at end of period	$ 1,639,695	$ 125,505

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:
Interest paid	$1,460,004	$ 987,293

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
Notes receivable for Power3 Medical Products stock sales	$ 30,000	$ 500,000
Notes payable for Unifide and Todays Way acquisition	$ -	$ 3,750,000
Debt converted to common stock	$ 2,725,519	$ 86,319
Litigation settlement for convertible debt	$ 2,042,760	$ -
Accrued interest converted to stock	$ 564,062	$ 469,796
Fixed assets purchased with options	$ 375,000	$ -
Fixed assets purchased with exercise of warrants	$ 739,200	$ -
Stock issued for EMC	$ -	$ -
Stock issued for Unifide acquisition	$ -	$ 1,050,000
Stock issued for Todays Way acquisition	$ -	$ 450,000
Stock issued for Fire First Defense acquisition	$ 786,074	$ -
Stock issued for services	$ 757,600	$ 1,638,372
Stock issued for prepaid consulting fees	$4,497,333	$ -
Stock issued for employment agreement	$ -	$ 42,500
Stock issued for equity development fees	$ -	$ 2,525,343
Stock issued for director fees	$ -	$ 73,500
Stock cancelled	$ -	$ (5,000)

The accompanying Notes are an integral part of these financial statements.

Note 1 - Basis of presentation

The condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

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

Note 2 - Recent accounting pronouncements

On January 1, 2007, we adopted FASB Interpretation No. 48, "Accounting for Income Tax Uncertainties" ("FIN 48"). FIN 48 defines the threshold for recognizing the benefits of tax return positions in the financial statements as "more-likely-than-not" to be sustained by the taxing authority. The literature provides guidance on the derecognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. FIN 48 also includes guidance concerning accounting for income tax uncertainties in interim periods and increases the level of disclosures associated with any income tax uncertainties. The adoption of FIN 48 did not have a significant impact on our financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("FASB 159"). This standard permits an entity to choose to measure many financial instruments and certain other items at fair value. The fair value option permits a company to choose to measure eligible items at fair value at specified election dates. A company will report unrealized gains and losses on items for which the fair value option has been elected in earnings after adoption. FASB 159 will be effective for us beginning in fiscal 2009. We are currently evaluating the impact that FASB 159 could have on our consolidated financial statements.

Note 3 - Restatement of financial statements due to accounting error

The Company’s management has determined that it should restate the financial statements for the nine months ended March 31, 2006, due to an error in recording the sale of its operating assets under the equity method of accounting instead of recording the transaction as an arms' length transaction, recognizing the fair market value of the securities received in a transaction disposing its assets during the fiscal year ended June 30, 2004, the transition period.

In addition, certain financing arrangements included detachable warrants which were not previously fair valued pursuant to APB 14, FASB 133 and EITF 00-27. Debt and warrants have been fair valued, accordingly, causing a requirement for the restatement of the financial statements for the nine months ended March 31, 2006.

The effect of the referenced changes required a restatement of the March 31, 2006 financial statements in order to properly reflect the asset value and the related adjustment to current and prior period earnings. The effect of this change was to increase the net loss for the period ended

March 31, 2006, by $2,056,427, increase assets by $1,039,742, decrease total liabilities by $7,459,741 and increase shareholders’ equity by $8,499,483.

The net loss per share was $0.53 and $0.56 for the three and nine months ended March 31, 2006 in the initial filing. Due to the restatement, the net loss per share was $1.60 and $1.61 for the restated three and nine months ended March 31, 2006.

Note 4 - Inventory

As of March 31, 2007, inventory consisted of the following:

Raw materials	$ 1,748,926
Work-in-process	-
Finished goods	4,801,827

Total inventory	$ 6,550,753

Note 5 - Property and equipment

Property and equipment, consisting primarily of molds, tools, and office equipment for the nine months ended March 31, 2007 totaled $9,165,731.

	March 31, 2007	March 31, 2006
Plant & equipment	$ 6,622,710	$ 7,161,458
Office equipment	207,092	130,089
Vehicles	120,982	30,483
Leasehold improvements	1,205,994	3,412,382
Land	313,951	-
Building	2,174,990	-
Less: Accumulated depreciation and amortization	(1,479,988)	(219,379)
Net fixed assets	$ 9,165,731	$10,515,033

Depreciation and amortization for the nine months ended March 31, 2007 and 2006, totaled $1,621,236 and $370,839, respectively.

Note 6 - Goodwill

Goodwill is the result of the acquisitions of EMC (October 2004), Unifide (July 2005), Todays Way (July 2005), and Spinwell (January 2006). As of January 1, 2007, the financial operations of Todays Way have been incorporated into Pitt Penn, a wholly owned subsidiary of Spinwell.

The following outlines the calculations for goodwill related to these acquisitions:
	EMC	Unifide	Todays	Spinwell	Total
Purchase price	$ 808,474	$3,050,000	$ 950,000	$4,000,000	$ 8,808,474
Less assets acquired	(1,730,325)	(4,959,477)	(399,257)	(11,716,799)	(18,805,858)
Less adjustment to fair market value	755,380	429,968	186,032	(4,172,861)	(2,801,481)
Add liabilities assumed	1,339,880	5,017,960	441,783	11,889,661	18,689,284

Costs in excess of net assets acquired	$1,173,409	$3,538,451	$1,178,558	$ -	$5,890,418

Impairment expense related to goodwill for the nine months ended March 31, 2007 and 2006, was $0 and $0, respectively.

Note 7 - Earnings per share

Basic earnings per share (EPS) includes dilution and is determined by dividing income available to common stockholders by the weighted average number of shares of common stock outstanding. Diluted EPS reflects the potential dilution that could occur if options, warrants and other contracts to issue shares of common stock were exercised or converted into common stock. For the nine months ended March 31, 2007 and 2006, the denominator in the diluted EPS computation is the same as the denominator for basic EPS due to the anti-dilutive effect of the stock options and warrants on the Company’s net loss. There are options to issue an additional 201,018 shares as of March 31, 2007, and 813,750 as of March 31, 2006, each adjusted for the reverse stock split of 10:1 dated June 5, 2006. There are warrants to issue an additional 2,037,394 shares as of March 31, 2007, and 6,813,227 as of March 31, 2006, each adjusted for the reverse stock split of 10:1 dated June 5, 2006.

Note 8 - Stock options and warrants

At March 31, 2007, the range of option prices for shares under options and the weighted-average remaining contractual life is as follows:

	Options Outstanding		Options Exercisable
Weighted Average
Range of		Remaining	Weighted Average	Number
Exercise Prices	Number Outstanding	Contractual Life	Exercise Prices	Exercisable
$1.00 - $6.00	201,018	9.12 yrs	$5.03	201,018

Summary of Options Granted and Outstanding:

	For the nine months ended March 31,
	2007		2006 (restated)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	132,884	$ 1.94	472,500	$ 2.16
Granted	1,020,000	$ 4.69	415,000	$ 1.51
Exercised	(951,866)	$ 3.77	(73,750)	$ 1.00
Cancelled	-	$ 0.00	-	$ 0.00
Outstanding at end of period	201,018	$ 5.03	813,750	$ 1.93

At March 31, 2007, the range of warrant prices for shares under warrants and the weighted-average remaining contractual life is as follows:

	Warrants Outstanding			Warrants Exercisable
Range of		Weighted Average	Weighted Average		Weighted Average
Exercise Prices	Number of Warrants	Exercise Price	Remaining Contractual Life	Number of Warrants	Exercise Price
$1.20 - $2.99	1,178,418	$2.44	2.90 yrs	1,178,418	$2.44
$3.00 - 4.99	598,976	$3.37	2.20 yrs	598,976	$3.37
$5.00	260,000	$5.00	3.78 yrs	260,000	$5.00

Summary of Warrants Granted and Outstanding:

	For the nine months ended March 31,
	2007		2006 (restated)
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of period	6,202,827	$ 2.77	897,500	$ 2.77
Granted	-	$ 0.00	5,915,727	$ 2.67
Exercised	(4,082,099)	$ 2.63	(100,000)	$ 2.00
Cancelled	(83,334)	$ 2.90	-	$ 0.00
Outstanding at end of period	2,037,394	$ 3.03	6,813,227	$ 2.75

Note 9- Interest expense

The Company recorded interest expense totaling $14,284,063 and $3,028,670 for the nine months ended March 31, 2007 and 2006, respectively. Most of such interest is due to the Company’s accounting treatment related to the beneficial conversion feature of convertible notes. The remaining amount of such was paid with a combination of cash, stock and other equity instruments.

Note 10 - Debt issuances

On January 1, 2007, the Company executed a revolving credit grid note for up to $5,000,000. The note is due upon demand and bears interest at 5% per annum. The entire balance of principal and interest is due in one balloon payment. During the three months ended March 31, 2007, the Company has received a total of $1,485,000 from the lender. As of March 31, 2007, the Company has applied the entire principal balance against the accounts receivable from the lender.

On January 12, 2007, the Company executed a promissory note with a related party for $350,000. The note is due on January 12, 2008 and bears no interest. The Company is required to make monthly payments of principal totaling $25,000. During the three months ended March 31, 2007, the Company has made payments totaling $100,000 to the related party.

On February 23, 2007, the Company executed a promissory note with a related party for $659,165. The note is due on May 23, 2010 and bears interest at 8% per annum. The Company is required to make thirty-nine equal monthly payments of principal and interest totaling $19,250. During the three months ended March 31, 2007, the Company has made payments totaling $82,500 to the lender.

Note 11 - Related party transactions

At March 31, 2007 and 2006, the Company had incurred payables to certain officers for various operational related expenses in the amount of $128,214 and $58,782, respectively.

The Company has notes payable to the following related parties:

	March 31, 2007	March 31, 2006
Shareholders, unsecured, 8% interest, due December 1, 2007	$ 886,183	$ 1,129,918
Shareholders, secured with certain Company assets, Wall Street Prime plus 4%, not less than 8%, due July 19, 2007	272,751	-
Shareholders, secured with certain Company assets, Wall Street Prime plus 4%, not less than 8%, due September 8, 2008	200,000	-
Shareholders, secured with certain Company assets, Wall Street Prime plus 4%, not less than 8%, due September 14, 2008	79,734	-
Shareholders, secured with certain Company assets, Wall Street Prime plus 4%, not less than 8%, due November 2, 2007	333,333	-
Shareholders, secured with certain Company assets, Wall Street Prime plus 4%, due July 27, 2008	2,867,611	-
Shareholders, unsecured, 8% interest, due May 23, 2010, monthly payments of $19,450	579,090	-
Shareholders, unsecured, 0% interest, due January 12, 2008, monthly payments of $25,000	250,000
Related party, 8% interest, due upon demand	12,475	-
Total debt	5,481,177	1,129,918
All shareholders are considered a related party by definition. The majority of these notes are convertible.

Note 12 - Changes in common shares outstanding

Included in the table below are the changes in common shares since June 30, 2006.

Common
Shares
Outstanding common shares at June 30, 2006	5,944,586
Debt converted to stock	1,755,684
Warrants converted to stock	1,791,501
Options converted to stock	754,400
Stock issued for cash	2,679,239
Stock issued for services	1,086,925
Stock issued for acquisitions	135,999
Outstanding common shares at March 31, 2007	14,148,334

During the three months ended March 31, 2007, the Company issued a total of 1,055,277 shares for debt conversions totaling $1,805,202. There were a total of 158,786 shares issued for the exercise of cashless warrants and a total of 87,150 shares issued for the exercise of options in exchange for cash totaling $237,638. The Company issued a total of 167,500 shares for services rendered totaling $723,600 and a total of 135,999 shares related to the acquisition of Fire First Defense, Inc. valued at $786,074.

The above March 31, 2007 number of shares outstanding does not include shares repurchased in the Company’s share repurchase program, via cash or note, or shares that are in the process of being cancelled. These shares are currently included in the above number as they have either (i) not been fully paid for as of March 31, 2007 or (ii) have not yet been cancelled into treasury as of March 31, 2007. Taking into account the repurchased shares and the shares in process of being cancelled, the outstanding common shares at March 31, 2007 would be 12,817,002.

Note 13 - Investment in common stock

The following table shows the Company’s fair market value method of investments’ gross unrealized losses and fair value, aggregated by length of time that individual securities have been in a continuous unrealized loss position at March 31, 2007:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized losses	Fair Value	Unrealized losses	Fair Value	Unrealized losses
Investments in equity securities carried at fair market value	$-	-	$1,080,426	$1,646,761	$1,080,426	$1,646,761

The aggregate fair market value of the Company’s investments totaled $1,080,426 at March 31, 2007. The investments were evaluated for impairment pursuant to FAS-107, Disclosures about Fair Value of Financial Instruments, and the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments.

Note 14 - Loss on sale of securities

During the three months ended March 31, 2007, the Company has liquidated 1,030,000 shares of the investment of Power3 Medical Products, Inc. ("Power3") at an average share price of $0.12. Loss from the disposition of these shares totaled $100,648 for the three months ended March 31, 2007.

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

Note 17 - Commitments and contingencies

As previously stated above, on May 18, 2004, the Company sold all of its assets in exchange for fifteen million shares of Power3 stock and the assumption of certain liabilities by Power3 and the repayment of all other indebtedness by certain shareholders of the Company. As such, the Company should have had no liabilities as of May 18, 2004. The Company is taking this position based upon advice of legal counsel. If the Company is found to be responsible for the payment of any of these liabilities, it would have indemnification rights against either Power3 or those certain shareholders who signed the Asset Purchase Agreement.

Note 18 - Subsequent events

On April 19, 2007, the Company issued a press release announcing that the Company has purchased Hi-Tach, a North Carolina company that sells and markets a distinct line of high quality oil additives and lubricants. The Company purchased Hi-Tach for $350,000 in a combination of cash and promissory notes. The purchase included all inventory, purchase orders, marketing materials, formulae and copyrights.

Item 2. Management’s Discussion and Analysis or Plan of Operations.

Three Months Ended March 31, 2007 as Compared to Three Months Ended March 31, 2006

Revenues from sales of products for the three months ending March 31, 2007 were $ 17,624,713 as compared to $9,015,508 for the same period in 2006. The 2007 amount reflects a substantial increase over the prior year due to increased production capabilities at the Pitt Penn facility.  The March 31, 2007 revenue includes approximately $6,500,000 of bulk sales that occurred during the quarter.  The bulk sales were to non-affiliated third parties and represent arms length transactions.  Management has decided to try to move slow moving inventory using this sales methodology on a going forward basis.  The Company has a revenue recognition policy which it follows in recognizing such sales.  Upon review of the transaction for the December 31, 2006 quarter, the Company has reversed an approximately $3,000,000 bulk sale transaction that, upon review, no longer met the Company’s revenue recognition policy. The reversal of this transaction had a negative impact of approximately $800,000 on net profits for the December 31, 2006 quarter. Additionally during the quarter ending March 31, 2007, the Company corrected the inventory accounting for the Pitt Penn and Unifide subsidiaries to a straight FIFO accounting to more accurately track costs associated with the current business environment of the Company’s bidding process. These subsidiaries had previously used average cost accounting, a method that approximates FIFO.  The FIFO correction resulted in an increase in operating profit for the quarter ended December 31, 2006 of approximately $1,200,000. Combined, the sale reversal and FIFO change had a positive impact on the December 31, 2006 quarter of approximately $400,000. However, this correction in accounting methodology resulted in an approximately $900,000 rise in cost of goods sold for the quarter ending March 31, 2007, decreasing net profit directly by such an amount. All of the above changes will necessitate a restatement of the December 31, 2006 Quarterly Report on Form 10-QSB. The Company is still evaluating the effects of such changes on the September 30, 2006 Quarterly Report on Form 10-QSB and the Company’s Annual report on Form 10-KSB for the year ended June 30, 2006.

Total operating expenses for the three months ending March 31, 2007 were $1,782,821, as compared to $2,664,437 in the same period of 2006. The decrease from 2006 is mostly a result of lower legal and professional fees that were incurred due to the Pitt Penn acquisition.

Interest expense in the third fiscal quarter of 2007 amounted to $8,358,182, as compared to $2,253,068 during the same three month period of 2006.  $8,189,649 of the difference is attributable to amortization of debt discount and the beneficial conversion features along with amortization of debt issuance costs for debt issued last year. Cash interest costs for the quarter were $168,533.

The result of the above was a net loss for the three months ending March 31, 2007 of $(6,308,104), compared to a net loss of $(6,833,762) for the three months ending March 31, 2006. The net loss for the three months ending March 31, 2007 includes the loss of approximately $900,000 due to the change in inventory accounting and approximately $9,300,000 in non-cash charges.

Liquidity and Capital Resources

Net loss for the three months ending March 31, 2007 was $(6,308,104) as compared to net loss of $(6,833,762) provided by operations for the three months ending March 31, 2006. While the difference is negligible, interest expense as described above was the major factor in the March 31, 2007 loss.

Net cash (used) by investing activities was $(3,400,812) in the nine months ending March 31, 2007 as compared to $(7,921,499) for the nine months ending March 31, 2006.

Net cash (used) by operating activities for the nine months ending March 31, 2007 was $303,611, compared to cash used by operating activities for the nine months ending March 31, 2006 of $(754,685). This increase is primarily due to an increase in accounts receivable.

Net cash provided by financing activities was $4,428,521 in the nine months ending March 31, 2007 as compared to $8,447,106 for the nine months ending March 31, 2006.

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

Item 3. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and interim Chief Financial Officer, after evaluating the effectiveness of the Company's disclosure controls and procedures (as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”) Rule 13a-15(e)) as of the end of the period being reported (the "Evaluation Date"), has concluded that as of the Evaluation Date, the Company's disclosure controls and procedures, while improving, were still not effective in ensuring that information required to be disclosed by the Company in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. Such officer reached this conclusion because this current filing was delayed. Management has implemented changes to bring the Company’s disclosure controls and procedures in line with expectations. The Company’s independent auditors have made a number of recommendations including, but not limited to, the following: (i) the Company should improve accounting controls through the formalization of accounting practices through promulgation of accounting policies and procedures; and (ii) additional recommendations related to improving internal controls through the separation of duties within the accounting function. Management has hired outside consultants to help with this process and believes that improvements are being made.

Changes in Internal Controls

No significant changes in the Company's internal controls or in other factors that could significantly affect these controls following the Evaluation Date have come to management's attention.

PART II
Item 1. Legal Proceedings.

As of December 31, 2006, the Company was a party to several litigations none of which, in the opinion of management, could have a material adverse effect on our financial condition or results of operations. Our management also believes that we have adequate defenses to each action filed against the Company, however, there can be no assurance that such defenses will be accepted or that we will ultimately prevail in such actions. Our management does not believe that there are any proceedings to which any of our directors, officers or affiliates, any owner of record or beneficial owner of more than five percent (5%) of our common stock, or any associate of any such director, officer, affiliate of the Company, or security holder is a party adverse to us or has a material interest adverse to us.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

The following sets forth information relating to all sales of our common stock during the quarter ended March 31, 2007, which sales were not registered under the Securities Act of 1933, as amended.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit Index

31.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Section 1350 Certification of the Chief Executive Officer and Interim Chief Financial Officer.

Signatures

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Industrial Enterprises of America, Inc.
(Registrant)

Date:  May 21, 2007
By:    /s/ John D. Mazzuto
John D. Mazzuto
President, Chief Executive Officer, Assistant Secretary, and a Director

Date:  May 21, 2007
By:    /s/ John D. Mazzuto
John D. Mazzuto
Interim Chief Financial Officer