Form 10KSB/A
period 2006-06-30
Industrial Enterprises of America, Inc.
filed 2007-12-28
CIK 1059677

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

Explanatory Note

As previously disclosed by Industrial Enterprises of America, Inc., a Nevada corporation (the “Company”), in Amendment No. 1 to the Transition Report on Form 10-KSB for the year ended June 30, 2006, filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2006, the Company amended and restated its financial statements, including the notes therein, for the year ended June 30, 2006, in order to correct an error for recording restricted cash in an attorney’s escrow account.  The Company also made corrections to accrue for penalties related to registration rights and to correct the fair value of the warrants related to liabilities and the accretion.  This Amendment No. 1 (this “Amendment No.1”) to the Annual Report on Form 10-KSB for the year ended June 30, 2006 makes the same correction to the Company’s unaudited financial statements for such period.

Pursuant to the rules of the SEC, Item 13, "Exhibits," of Part III of the Annual Report on Form 10-KSB for the year ended June 30, 2006 (the “Original Filing”), has been amended to contain updated certifications from our Chief Executive Officer and Chief Financial Officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002.

This Amendment No. 1 only amends and restates the Items described above to reflect the effects of the restatement, and we have not modified or updated other disclosures presented in our Original Filing.  Accordingly, this Amendment No. 1 does not reflect events occurring after the filing of the Original Filing and does not modify or update those disclosures affected by subsequent events, except as specifically referenced herein.  Information not affected by this Amendment No.1 is unchanged and reflects the disclosures made at the time of the Original Filing on November 14, 2006.

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

We depend on third party suppliers, including certain of our suppliers located in the southern areas of the United Statesthat may have been adversely affected by Hurricane Katrina, which subjects us to additional risks.

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

Total operating expenses for the year ended June 30, 2006 was $9,136,101 as compared to $4,561,636 for fiscal year 2005. Of this amount, $4,058,050 was due to selling, general and administrative expenses which was a direct reflection of the addition of Unifide, Todays Way and the Pitt Penn Group. This compares to $740,324 in selling, general and administrative expenses for the year ended June 30, 2005.

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

The result of the above was a net loss for the year ended June 30, 2006 of $(7,587,488), compared to a net loss of $(14,793,926) in the fiscal year 2005.

Net (loss) income per share basic and diluted for the year ended June 30, 2006 and June 30, 2005 was $(1.40) and $(6.56) per share, respectively.

Net (loss) income per share basic and diluted for the year ended June 30, 2006 and June 30, 2005 was ($1.48) and $(6.56) per share, respectively.

Liquidity and Capital Resources

Net cash used by operations for  year ending June 30, 2006 was $(450,036), compared to negative cash provided by operations for the year ending June 30, 2005 of $(1,792,793). This increase in funds used by operations was attributable to a rise in both the accounts payable and the accounts receivable of the Company by $1,405,106 and $2,467,604, respectively, in connection with the operations of Unifide, Todays Way and the Pitt Penn Group. Additionally, on non-cash items, stock based compensation and stock based interest expense totaled $1,609,549 and $2,963,069 respectively which reduced the need for cash compensation and interest expenses.

Net cash used by investing activities was a negative $(3,382,410) in the year ending June 30, 2006 as compared to a negative $(302,254) for the year ending June 30, 2005. This difference is directly related to the acquisitions of Unifide, Todays Way and the Pitt Penn Group.

Net cash provided by financing activities was $3,817,304 in the year ending June 30, 2006 as compared to $2,384,106 for the year ending June 30, 2005. This difference is due to the issuance of debt related to the acquisitions of Unifide, Todays Way and the Pitt Penn Group.

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

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
					Awards		Payouts
Name and Principal Position	Year	Salary	Bonus	Other Annual Compensation	Restricted Stock Award(s)	Securities Underlying Options/SARs	LTIP Payouts (1)	All Other Compen-sation
John Mazzuto Chairman of the Board, Chief Executive Officer, President, Assistant Secretary	2006 2005 2004	-- -- --	-- -- --	-- -- --	390,000 -- --	-- -- --	-- -- --	-- -- --

Crawford Shaw Former Chairman of the Board, Chief Executive Officer, and President(2)	2006 2005 2004	-- -- --	-- -- --	-- -- --	-- -- --	$200,000 -- --	-- -- --	-- -- --

James W. Margulies Chief Financial Officer	2006 2005 2004	$75,000 -- --	-- -- --	-- -- --	-- -- --	-- -- --	-- -- --	$5,000 -- --
_______________________________
(1) Includes securities, underlying options, and SARs.
(2) Mr. Shaw resigned from his position on October 14, 2005.

The following table contains disclosure concerning individual grants of stock options made during the fiscal year ended June 30, 2006 to each of the named executive officers listed in the foregoing table.

Option Grants in Last Fiscal Year

Name/Title	Number of Securities Underlying Options	Percentage of Total Options Granted to Employees in Fiscal Year	Exercise or Base Price	Expiration Date
John Mazzuto-- Chairman of the Board, Chief Executive Officer, President, Assistant Secretary	-0-	-0-	-0-	-0-
James W. Margulies-- Chief Financial Officer, Vice President	150,000	75%	$2.30	January 31, 2016

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

On January 31, 2006, our board of directors appointed James Margulies as our Chief Financial Officer.  Since 2000, Mr. Margulies has been a partner in the law firm of Margulies & Levinson LLP. In the last two years, we paid Margulies & Levinson LLP approximately $300,000 as compensation for various legal matters.

The Company received a total of $1,024,000 from M4 Capital, an entity controlled and owned by family members of John D. Mazzuto, the Company’s Chief Executive Officer.  The promissory note for $200,000 is due in August 2006 and bears interest of 12% per annum.  The entire balance of principal and interest is due upon maturity.  The promissory note for the remaining $824,000 is due upon demand within 10 days of notice from M4 Capital and bears interest at 13.25% with a default rate of 15% per annum.  The entire balance of principal and interest is due upon maturity.

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

Industrial Enterprises of America, Inc. (Registrant)

Date: December 28, 2007
	By:	/s/ John D. Mazzuto
John D. Mazzuto, Chief Executive Officer

Date: December 28, 2007
	By:	/s/ John D. Mazzuto
John D. Mazzuto, Chief Financial Officer

 Beckstead and Watts, LLP
Certified Public Accountants
2425 W. Horizon Ridge Parkway
Henderson, NV 89052
702.257.1984
702.362.0540(fax)

Report of Independent Registered Public Accounting Firm

Board of Directors
Industrial Enterprises of America, Inc.

We have audited the accompanying restated consolidated balance sheet of Industrial Enterprises of America, Inc. (the “Company”), as of June 30, 2006, and the related restated consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion

As discussed in Note 2 to the financial statements, the Company’s 2006 total assets and total liabilities reported as $32,403,258 and $21,450,060, respectively, should have been $32,903,258 and $22,425,451, respectively, and retained deficit and net loss previously reported as $11,688,315 and $7,176,331, respectively, should have been $12,099,473 and $7,587,488, respectively.  This discovery was made subsequent to the issuance of the financial statements.  The financial statements have been restated to reflect this correction.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Industrial Enterprises of America, Inc. as of June 30, 2006, and the results of its operations and cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

/s/ Beckstead and Watts, LLP

November 13, 2006, except for Note 2, as to which the date is December 21, 2007

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

As discussed in Note 2 to the financial statements, the Company’s 2005 total assets and total liabilities reported as $3,461,005 and $5,896,526, respectively, should have been $ 6,743,324 and $3,509,922, respectively, and accumulated deficit and net loss previously reported as $2,435,521 and $13,921,847, respectively, should have been $3,233,402 and $14,793,925, respectively. This discovery was made subsequent to the issuance of the financial statements. The financial statements have been restated to reflect this correction.

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

/s/ Beckstead and Watts, LLP

October 12, 2005, except for Note 2, as to which the date is November 13, 2006

The accompanying Notes are an integral part of these Financial Statements

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Restated Consolidated Balance Sheet
June 30, 2006
(Audited)

June 30, 2006

ASSETS
Current Assets
Cash	$ 308,375
Restricted cash	500,000
Accounts receivable, net of allowances of $462,065	5,765,010
Due from related parties	35,482
Other receivables	377,286
Inventory	8,354,874
Note receivable	500,000
Prepaid expenses	445,014
Total Current Assets	$ 16,286,041
Investment in common stock	441,930
Prepaid acquisition costs	125,000
Property, plant and equipment net of accumulated depreciation	8,094,685
Note receivable	500,000
Other intangibles, net of amortization	150,655
Goodwill	5,890,418
Debt issuance costs, unamortized	1,311,108
Other Assets	103,421
TOTAL ASSETS	$ 32,903,258

LIABILITIES & SHAREHOLDERS' EQUITY
Current Liabilities
Accounts payable	$ 6,666,247
Accrued expenses payable	835,464
Due to related parties	64,146
Current portion of long term debt	2,379,322
Current portion of convertible debt	3,135,967
Discount on convertible debt	(503,402)
Accrued interest payable	484,166
Customer Deposits	1,373
Accrued interest to shareholders and related parties	35,661
Total Current Liabilities	$ 13,098,944
Long Term Liabilities
Notes payable, net of current maturities	8,479,143
Convertible notes payable, net of current maturities	6,587,383
Discount on convertible debt	(5,830,518)
Lease payable	90,499
Total Long Term Liabilities	$ 9,326,507
Total Liabilities	$ 22,425,451
Commitment and Contingencies	61,192
Shareholders' Equity
Common stock, $0.01 par value
150,000,000 shares authorized 5,944,586 shares issued
and outstanding at June 30, 2006	59,446
Additional paid-in capital	25,091,473
Subscribed stock	416,489
Shareholder receivable	(6,000)
Director fees, unamortized	(32,625)
Equity development fees, unamortized	(513,809)
Unrealized security gain (loss)	(2,498,886)
Retained (deficit)	(12,099,473)
Total Shareholders' Equity	$ 10,416,615
TOTAL LIABILITIES & SHAREHOLDERS' EQUITY	$ 32,903,258

The accompanying Notes are an integral part of these Financial Statements

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Restated Consolidated Condensed Statement of Operations
(Audited)

	For the year ended	For the year ended
	June 30, 2006	June 30, 2005

Revenues	$ 30,752,443	$ 3,953,748

Cost of Goods Sold	25,733,475	3,112,910

Gross Profit	$ 5,018,968	$ 840,838

Expenses:
Selling, general & administrative	4,058,050	$ 740,324
Salaries and contract labor	2,040,137	478,799
Doubtful account expense	-	149,551
Depreciation and amortization	1,328,932	8,159
Legal and professional fees	1,458,982	3,184,803
Operations consolidation expense	250,000	-
Total Expenses	$ 9,136,101	$ 4,561,636
(Loss) from operations	$ (4,117,133)	$ (3,720,798)

Write down of obsolete inventory	-	149,985
Registration rights penalty	61,192	-
Interest expense	4,770,651	526,437
Net (Loss) from operations	$ (8,948,976)	$ (4,397,220)

Realized securities losses	$ -	(10,500,000)
Saleof securities	574,238	-
Gain from disposition of assets	774,948	-
Deferred tax benefit	-	92,099
Miscellaneous income	12,302	11,195

Net (loss)	$ (7,587,488)	$(14,793,926)

Other comprehensive income, net of tax:
Unrealized gains (losses) on securities	(2,498,886)	(29,250,000)

Comprehensive (loss)	$ (10,086,374)	$(44,043,926)

Net (loss) per share basic and diluted	$(1.48)	$(6.56)
Comprehensive (loss) per share basic and diluted	$(1.97)	$(19.54)

Weighted average number of common shares outstanding	5,125,040	2,254,185

The accompanying Notes are an integral part of these Financial Statements

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Restated Consolidated Statement of Comprehensive Loss and Stockholders’ Equity
For the year ended June 30, 2006
(Audited)
		Stockholder Equity
	Common Shares Issued	Common Stock, par $0.01	Additional Paid-In Capital	Subscribed Stock	Shareholder Receivable	Director Fees, unamortized	Equity Development Fees, unamortized	Accumulated Other Comprehensive (Loss)	Retained Earnings (Deficit)	Total

Balance at June 30, 2004	1,538,428	$15,384	$2,631,724	47,489	$ -	$ -	$ -	$29,250,000	$10,281,941	$42,226,538

Common stock issued for cash	626,250	6,263	902,737	22,000	-	-	-	-	-	931,000
Common stock issued for services	1,083,000	10,830	1,558,170	82,000	-	-	-	-	-	1,651,000
Stock options exercised	187,500	1,875	(1,875)	-	-	-	-	-	-	-
Stock issued to EMC shareholders	229,680	2,297	457,063	-	-	-	-	-	-	459,360
Stock issued to related party	30,000	300	64,700	-	-	-	-	-	-	65,000
Debt converted to common stock	19,061	190	129,880	-	-	-	-	-	-	130,070
Debt cancelled	-	-	430,556	-	-	-	-	-	-	430,556
Unrealized gains (losses) on securities	-	-	-	-	-	-	-	(29,250,000)	-	(29,250,000)
Net loss	-	-	-	-	-	-	-	-	(14,793,926)	(14,793,926)
Balance at June 30, 2005 (restated)	3,713,919	37,139	6,172,955	151,489	-	-	-	-	(4,511,985)	1,849,598

Common stock issued for cash	33,440	334	126,447	(40,000)	-	-	-	-	-	86,781
Common stock issued for services	1,038,240	10,382	2,895,405	535,750	-	(32,625)	(513,809)	-	-	2,895,103
Stock options exercised	373,908	3,739	374,011	-	-	-	-	-	-	377,750
Stock warrants exercised	360,000	3,600	96,400	-	-	-	-	-	-	100,000
Stock issued to Unifide shareholders	418,800	4,188	1,045,812	-	-	-	-	-	-	1,050,000
Stock issued to Today’s Way shareholders	181,200	1,812	448,188	-	-	-	-	-	-	450,000
Stock issued for shareholder receivable	4,000	40	5,960	-	(6,000)	-	-	-	-	-
Debt converted to common stock	321,079	3,212	584,199	(230,750)	-	-	-	-	-	356,661
Unrealized gains (losses) on securities	-	-	-	-	-	-	-	(2,498,886)	-	(2,498,886)
Stock cancelled	(500,000)	(5,000)	-	-	-	-	-	-	-	(5,000)
Beneficial conversion feature and warrant allocations on issued debt	-	-	13,342,096	-	-	-	-	-	-	13,342,096
Net loss	-	-	-	-	-	-	-	-	(7,587,488)	(7,587,488)
Balance at June 30, 2006	5,944,586	$59,446	$25,091,473	$416,489	$ (6,000)	(32,625)	(513,809)	$(2,498,886)	$(12,099,473)	$10,416,615

The accompanying Notes are an integral part of these Financial Statements

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
Consolidated Restated Statements of Cash Flows
    For the year ended June 30, 2006
(Audited)
	For the Year Ended	For the Year Ended
Operating activities	June 30, 2006	June 30, 2005
Net income (loss)	$ (7,587,488)	$ (14,793,926)
Non-cash items
Depreciation and amortization	1,328,932	8,159
Doubtful account expense	-	149,551
Deferred tax	-	(92,099)
Gain on disposition of assets	(774,948)	-
Gain on sale of securities	(574,238)	10,500,000
Stock based compensation	1,609,546	2,523,077
Stock based interest expense	2,963,069	-
Net changes in working capital accounts
Accounts receivable trade	1,405,106	(902,448)
Due from related parties	(60,682)	101,916
Other receivables	-	(195,745)
Inventory	24,538	264,028
Prepaid expenses	33,739	(24,783)
Other assets	(677,962)	-
Accounts payable	2,467,604	132,723
Due to related parties	(386,096)	-
Accrued interest payable	420,130	5,833
Accrued interest related parties	26,161	60,604
Accrued expenses	(728,639)	470,317
Contingent liabilities	61,192	-
Net cash (used) by operating activities	$ (450,036)	$ (1,792,793)
Investing activities
Restricted cash	(500,000)	-
Additions to property, plant and equipment	(290,780)	(53,454)
Proceeds from the disposition of assets	774,948	-
Proceeds from the sale of marketable securities	133,422	-
Investment in subsidiaries	(3,500,000)	(250,000)
Other	-	1,200
Net cash (used) by investing activities	$ (3,382,410)	$ (302,254)
Financing activities
Proceeds from issuance of debt	41,363,555	3,181,682
Proceeds from issuance of debt to related parties	542,919	1,200,000
Principal payments on debt	(32,656,716)	(3,010,576)
Principal payments on debt to related parties	(5,613,144)	-
Proceeds from issuance of common stock	295,690	909,000
Equity development fees	10,000	-
Stock subscriptions	(125,000)	104,000
Net cash provided by Financing Activities	$ 3,817,304	$ 2,384,106
Net cash increase (decrease) for period	$ (15,142)	$ 289,059
Cash at beginning of period	323,517	34,458
Cash at end of period	$ 308,375	$ 323,517

SUPPLEMENTAL DISCLOSURES RELATED TO CASH FLOWS:
Interest paid	1,314,186	$ $201,987
Income taxes paid	$ -	$ -

SUPPLEMENTAL SCHEDULE OF NON-CASH ACTIVITIES:
Payable converted to common stock	$ -	$60,000
Debt converted to common stock	$376,547	$96,409
Accrued interest converted to stock	$210,864	$33,660
Stock issued for services	$2,905,787	$1,651,000
Debt cancelled to paid in capital	-	$430,556
Stock for debt issuance costs	$15,000	$ -
Stock issued for employment agreement	$390,000	$ -
Stock issued for warrant conversions	$100,000	$ -
Stock issued for option conversions	$377,750	$ -
Stock issued for Unifide acquisition	$3,058,000	$ -
Stock issued for Today’s Way acquisition	$900,000	$ -
Stock cancelled	$(5,000)	$ -

The accompanying Notes are an integral part of these Financial Statements

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
NOTES TO THE CONSOLIDATED RESTATED FINANCIAL STATEMENTS

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

Cash Equivalents and restricted cash

For purposes of the statements of cash flows, the Company considers all highly liquid debt instruments purchased with an initial maturity of three months or less to be cash equivalents.  As of June 30, 2006, the Company had restricted cash of $500,000 which is in an attorney escrow account and reserved for the settlement of litigation with Trinity Bui.

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

Deferred Financing Costs

Costs relating to the issuance of convertible debt are capitalized and amortized over the term of the related debt using the straight-line method. Unamortized deferred financing costs at June 30, 2006 and 2005 was $1,311,108 and $-0-, respectively. Amortization of deferred financing costs charged to operations was $730,366 and $-0- for the year ended June 30, 2006 and 2005, respectively. When a loan is paid in full, any unamortized financing costs are removed from the related accounts and charged to operations.

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

Comprehensive (Loss)

The Company follows the provisions of SFAS No. 130, “Reporting Comprehensive Income,” which establishes standards for reporting comprehensive income.  In addition to net income, comprehensive income includes all changes in equity during a period, except those resulting from investments and distributions to the owners of the Company.  The components of other comprehensive income net of the related tax effects for the twelve months ended June 30, 2006 totaled $2,498,886 and was related to unrealized gains (losses) on the Company’s marketable equity securities, which were available for sale.

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

Note 2. Restatement of financial statements due to accounting error and retrospective application of FAS 123(R)

The Company determined that is should restate the financial statements for the year ended June 30, 2006, due to an error in recording several transactions.  The effect of this change was to increase assets by $500,000, increase liabilities by $975,391, increase contingencies by $61,192 and decrease shareholders’ equity by $536,583.  There was also an increase of the registration rights penalty of $61,192 and interest expense of $349,965.

The following is a summary of the restatements for the year ended June 30, 2006:

Increase in restricted cash due to cash sent to an attorney escrow account to satisfy debt	($ 500,000)
Increase in liabilities due to cash sent to an attorney escrow account to satisfy debt	500,000
Increase in liabilities and a decrease in discount on convertible debt due to change in estimate for the fair value of warrants and the method of accretion	475,391
Increase in contingencies related to the penalties for registration rights	61,192
Decrease in additional paid in capital due to the change in estimate for the fair value of warrants	(125,425)
Subtotal	411,158
Income tax effect of restatement	-0-
Total decrease in earnings for the year ended June 30, 2006 due to the restatement	$ 411,158

The effect on the Company’s previously issued June 30, 2006, financial statements are summarized as follows:

Balance Sheet as of June 30, 2006:	Previously Reported	Increase (Decrease)	Restated

Restricted cash	$ -	$ 500,000	$ 500,000
Total assets	32,403,258	500,000	32,903,258
Current liabilities	10,170,141	2,928,803	13,098,944
Total liabilities	21,450,060	975,391	22,425,451
Commitments and contingencies	-	61,192	61,192
Capital in excess of par	25,216,898	(125,425)	25,091,473
Net income (loss) for the year ended June 30, 2006	(7,176,331)	(411,157)	(7,587,488)
Accumulated deficit June 30, 2006	$(11,688,315)	$(411,158)	$(12,099,473)
Total liabilities and shareholders’ equity June 30, 2006	32,403,258	500,000	32,903,258

Statement of Operations for the year ended June 30, 2005:	Previously Reported	Increase (Decrease)	Restated

Registration rights penalty	$ -	$ 61,192	$ 61,192
Interest expense	4,770,651	349,966	5,120,617
Income (loss) from operations	(7,176,331)	(411,157)	(7,587,488)

The Company determined after lengthy discussions with the Company’s auditors that it should restate the financial statements for the year ended June 30, 2005, due to an error in recording during the transition period ended June 30, 2004, the sale of its operating assets under the equity method of accounting instead of recording the transaction as an arms' length transaction recognizing the fair market value of the securities received in the transaction. (See Note 11 Acquisitions and Goodwill.) The effect of the change required a restatement of the June 30, 2005, financial statements in order to properly reflect the asset value. The effect of this change was to increase the net loss for the period ended June 30, 2005, by $10,194,039, increase assets by $3,282,319, decrease liabilities by $2,386,604, and increase shareholders’ equity by $5,668,923.

Further, as a result of the Company’s adoption of FAS 123R, the financial statements for the year ended June 30, 2005, have been restated for the impact of the adoption of FAS 123R. Fair values of convertible debt instruments have been recorded pursuant to the costs associated with warrants and/or options issued.

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

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
Note 3. Income Tax

Income tax benefits as of June 30, 2006, are calculated as follows:

(Restated)
Book loss	$7,587,488
Less: Book depreciation	-
Add: Tax depreciation	-

Net loss	$7,587,488
Effective tax rate	34%

Tax benefit	$2,579,746
Valuation allowance	$(2,579,746)

$ -

During the year ended June 30, 2006, the Company recorded a valuation allowance of $2,579,746 on the deferred tax assets to reduce the total to an amount that management believes will ultimately be realized. Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carryforwards are expected to be available to reduce taxable income. There was no other activity in the valuation allowance account during the year ended June 30, 2006.

Tax net operating loss carryforwards as of June 30, 2006, have the following expiration dates:

EXPIRATION DATE	AMOUNT
2026	$ 7,587,488
2025	14,793,926
2024	130,905
2023	2,439,952

The alternative minimum tax (AMT) credit carryforward may be carried forward indefinitely to reduce future regular federal income taxes payable.

The provision for income taxes charged to income from continuing operations for the year ended June 30, 2006 consists of the following:

Current tax expense	$ -0-
Deferred tax (benefit)	2,579,746
Benefit of operating loss carryforwards	-0-
Investment tax credits	-0-
Total	$(2,579,746)

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

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6. Other Assets

In 2002, JS Realty, LLC purchased a building that the Company was planning to use in operations. JS Realty, LLC borrowed $100,000 from the shareholders of the Company in order to facilitate the transaction. In 2004, the Company assumed the receivable from the shareholders. As a result, the Company is reporting this receivable under other assets.,

In May, 2006, the Company sold its manufacturing plant building in Springdale, Pennsylvania, for $2,555,741. The net pretax gain from the sale was $774,948 and is included in “Gain from disposition of assets” in the 2006 Statement of Operations.

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

Future annual loan maturities are as follows:	2007	$197,640
	2008	$120,000
	2009	$120,000
	2010	$120,000

Note 8. Notes Payable and Convertible Debt

The Company has notes payable to the following:

	June 30, 2006	June 30, 2005
	(Restated)	(Restated)
Unrelated third party, unsecured, 5% interest per month, due July 2005	$ -	$ 250,000
Allstate, seAllstate, Secured, 13% interest, due December 2006	184,741	31,621
F First Capital, secured by accounts receivable, 7.25% interest, due January 2006	-	448,535
First Capital, secured by inventory, 7.25% interest, due June 2006	-	105,551
Shareholders, unsecured, 5% interest per month, due July 2005	-	900,000
Shareholders, unsecured, 18% interest, due October 2005	-	150,000
Shareholders, unsecured, 18% interest, due November 2007	-	150,000
Shareholders, unsecured, 0% interest, due upon demand	-	296,400
Shareholders, unsecured, 0% interest, due upon demand	-	3,000
Dominic Archdale, unrelated third party, secured by receivables and inventory, interest payable with 37,500 of Company shares, due February 3, 2006.	25,000	-
PNC Bank, secured by accounts receivable and inventory, 10.5% interest, due November, 2008	8,292,198	-
Mercantile Bank, secured by accounts receivable and inventory, 9.5% interest, due November 2006	279,343	-
M4Capital, Related Party, unsecured, 12% interest, due August 2006	200,000	-
M4Capital, Related Party, unsecured, 13.25% interest, default interest of 15%, due upon demand within 10 days	824,000	-
Barry Margulis, Related Party, secured, 8% interest, default interest of 14.25%, quarterly payments of $270,478, due December 2007	992,433	-
Scott Margulis, Related Party, unsecured, 8% interest, default interest of 14.25%, quarterly payments of $33,810, due December 2007	60,750	-
Total Notes Payable	10,858,465	2,335,107
Less: Current maturities	(2,379,322)	(2,085,107)
Total Long Term Debt	$ 8,479,143	$ 250,000

The Company has convertible debt to the following:

	June 30, 2006	June 30, 2005
	(Restated)	(Restated)
Alpha Capital, unrelated third party, unsecured, 12.25% interest, default interest of 15%, monthly payments of principal totaling $33,333 starting July 2006, due July 2007, principal and interest payable in cash or shares of stock at the holder’s election at the fixed conversion rate of $1.50 per share	$ 400,000	$ -
Alpha Capital, unrelated third party, unsecured, 12.25% interest, default interest of 14.25%, balloon payment due September 2008, principal and interest payable in cash or shares of stock at the holder’s election at the fixed conversion rate of $1.80 per share	279,734	-
F Bristol Investments, unrelated third party, unsecured, 12.25% interest, default interest of 14.25%, balloon payment due September 2008, principal and interest payable in cash or shares of stock at the holder’s election at the fixed conversion rate of $1.80 per share	300,000	-
Charles Pedrani, unrelated third party, unsecured, 8% interest, balloon payment due July 2006, principal and interest payable in cash or shares at the holder’s election at the fixed conversion rate of $2.70 per share	100,000	-
Chestnut Ridge Partners, unrelated third party, unsecured, 12.25% interest, default interest of 14.25%, balloon payment due September 2008, principal and interest payable in cash or shares of stock at the holder’s election at the fixed conversion rate of $1.80 per share	400,000	-
Doris Blau, unrelated third party, unsecured, 8% interest, balloon payment due July 2006, principal and interest payable in cash or shares of stock at the holder’s election at the fixed conversion rate of $2.70 per share	50,000	-
Ellis International, unrelated third party, unsecured, 12.25% interest, default interest of 14.25%, balloon payment due September 2008, principal and interest payable in cash or shares of stock at the holder’s election at the fixed conversion rate of $1.80 per share	150,000	-
Graham Jones, unrelated third party, unsecured, 8% interest, balloon payment due July 2006, principal and interest payable in cash or shares of stock at the holder’s election at the fixed conversion rate of $2.70 per share	250,000	-
JLF Offshore Fund, unrelated third party, unsecured, 12.25% interest, default interest of 14.25%, balloon payment due July 2008, principal and interest payable in cash or shares of stock at the holder’s election at the fixed conversion rate of $1.80	3,007,000	-
JLF Partners I, LP, unrelated third party, unsecured, 12.25% interest, default interest of 14.25%, balloon payment due July 2008, principal and interest payable in cash or shares of stock at the holder’s election at the fixed conversion rate of $1.80	1,838,000	-
JLF Partners II, LP, unrelated third party, unsecured, 12.25% interest, default interest of 14.25%, balloon payment due July 2008, principal and interest payable in cash or shares of stock at the holder’s election at the fixed conversion rate of $1.80	155,000	-
Myrna Robbins, unrelated third party, unsecured, 8% interest, balloon payment due July 2006, principal and interest payable in cash or shares of common stock at the holder’s election at the fixed conversion rate of $2.70 per share	100,000	-
Osher Capital, unrelated third party, unsecured, 12.25% interest, default interest of 15%, monthly payments of principal totaling $5,000 starting 7/19/06, due July 2007, principal and interest payable in cash or shares of stock at the holder’s election at the fixed conversion rate of $1.50 per share	60,000	-
Osher Capital, unrelated third party, unsecured, 12.25% interest, default interest of 14.25%, balloon payment due September 2008, principal and interest payable in cash or shares of stock at the holder’s election at the fixed conversion rate of $1.80	18,760	-
Richard Loggie, unrelated third party, unsecured, 8% interest, balloon payment due August 2006, principal and interest payable in cash or shares of common stock at the holder’s election at the fixed conversion rate of $2.70 per share	20,000	-
Stonestreet Limited, unrelated third party, unsecured, 12.25% interest, default interest of 15%, monthly payments of principal totaling $16,759 starting July 2006, due July 2007, principal and interest payable in cash or shares of stock at the holder’s election at the fixed conversion rate of $1.50 per share	201,111	-
Stonestreet Limited, unrelated third party, unsecured, 12.25% interest, default interest of 15%, monthly payments of principal totaling $13,889 starting November 2006, due November 2007, principal and interest payable in cash or shares of stock at the holder’s election at the fixed conversion rate of $1.50 per share	166,667	-
Timothy Lawler, unrelated third party, unsecured, 8% interest, balloon payment due August 2006, principal and interest payable in cash or shares of common stock at the holder’s election at the fixed conversion rate of $2.70 per share	50,000	-
Truk International Fund, unrelated third party, unsecured, 12.25% interest, default interest of 14.25%, balloon payment due September 2008, principal and interest payable in cash or shares of stock at the holder’s election at the fixed conversion rate of $1.80	50,000	-
Truk Opportunity Fund, unrelated third party, unsecured, 12.25% interest, default interest of 14.25%, balloon payment due September 2008, principal and interest payable in cash or shares of stock at the holder’s election at the fixed conversion rate of $1.80	450,000	-
Whalehaven Capital, unrelated third party, unsecured, 12.25% interest, default interest of 15%, monthly payments of principal totaling $36,979 starting July 2006, due July 2007, principal and interest payable in cash or shares of stock at the holder’s election at the fixed conversion rate of $1.50 per share	443,745	-
Whalehaven Capital, unrelated third party, unsecured, 12.25% interest, default interest of 14.25%, balloon payment due November 2007, principal and interest payable in cash or shares of stock at the holder’s election at the fixed conversion rate of $1.80	333,333	-
Whalehaven Capital, unrelated third party, unsecured, 12.25% interest, default interest of 14.25%, balloon payment due September 2006, principal and interest payable in cash or shares of stock at the holder’s election at the fixed conversion rate of $1.80	400,000	-
Trinity Bui, unrelated third party, unsecured, 18% interest, balloon payment due July 2005, principal and interest payable in cash or shares of stock at the holder’s election at the fixed conversion rate of $1.00	500,000	-
Total Convertible Debt	9,723,350	2,335,107
Less: Current maturities	(3,135,967)	(2,085,107)
Total Long Term Debt	$ 6,587,383	$ 250,000

On July 8, 2005, the Company received a total $500,000 from four individuals who are unrelated third parties as convertible debt with detachable warrants.  The notes bear interest at 8% and are due in July 2006. There was an outstanding balance at June 30, 2006, of $500,000. The principal amount of these notes are convertible immediately upon issuance into 185,185 shares of the Company’s common stock, par value $0.01 per share at the fixed rate $2.70 per share. The Company accrues interest at the stated rate on the notes and at the holder’s election they can also convert the accrued interest at a fixed rate of $2.70 per share.  During the year ended June 30, 2006, the Company paid $0 of the principal amount either in cash or shares of common stock.  During the year ended June 30, 2006, no interest was paid in cash, additionally convertible notes or stock.  The number of shares issuable is capped because the maximum number of shares that the Company may have to issue is for the principal and accrued interest.  Detachable warrants for 44,499 common shares at a fixed exercise price of $3.00 per common share were issued in conjunction with this debt. The warrants expire in July 2010 and vest immediately.  The value assigned to the warrants was $78,810.  The fair value of warrants were determined using the Black Scholes model with a risk free interest rate of 3.89%, expected volatility of 100%, expected life of 5 years and closing price of $2.80. The Company then bifurcated the value of the warrants in accordance with EITF 98-5.  The value of the beneficial conversion feature was calculated using the intrinsic value and was recorded in accordance with EITF 00-27.  The total discount to the face value of the note was $157,621 and will be accreted over a period of one year.  During the year ended June 30, 2006, the Company recorded interest expense of $145,497 related to the accretion of the discount.

On July 19, 2005, the Company received a total $1,210,000 from four entities who are unrelated third parties as convertible debt with detachable warrants.  The notes bear interest at Wall Street prime plus four points, not less than 8% and are due in July 2007.  As of June 30, 2006, the interest rate was 12.25%. There was an outstanding balance at June 30, 2006 of $1,210,000.  The principal amount of these notes are convertible immediately upon issuance into 806,667 shares of the Company’s common stock, par value $0.01 per share at the fixed rate $1.50 per share. The Company accrues interest at the stated rate on the notes and at the holder’s election they can also convert the accrued interest at a fixed rate of $1.50 per share.  During the year ended June 30, 2006, the Company paid $105,144 of the principal amount in cash and $0 in shares of common stock.  During the year ended June 30, 2006, $73,202 of interest was paid in cash and $0 in convertible notes and/or stock.  The number of shares issuable is capped because the maximum number of shares that the Company may have to issue is for the principal and accrued interest.  Detachable warrants for 663,379 common shares at a fixed exercise price of $2.85 per common share were issued in conjunction with this debt. The warrants expire in July 2010 and vest immediately.  The value assigned to the warrants was $597,155.  The fair value of warrants were determined using the Black Scholes model with a risk free interest rate of 3.99%, expected volatility of 100%, expected life of 5 years and closing price of $2.40. The Company then bifurcated the value of the warrants in accordance with EITF 98-5.  The value of the beneficial conversion feature was calculated using the intrinsic value and was recorded in accordance with EITF 00-27.  The total discount to the face value of the note was $1,194,311 and will be accreted over a period of two years.  During the year ended June 30, 2006, the Company recorded interest expense of $596,043 related to the accretion of the discount.  The convertible notes also have registration rights and penalties.  The Company received notices from two entities to waive all registration rights penalties.  The other two entities have a registration right penalty of 2% for each 30 day period.  As the penalties become probable the Company estimates and accrues the penalties and records as a contingent liability.  As of June 30, 2006, the Company has estimated penalties of $61,192.

On August 11, 2005, the Company received a $50,000 from an individual who is an unrelated third party as convertible debt with detachable warrants.  The notes bear interest at 8% and are due in August 2006.  As of June 30, 2006, the interest rate was 8%. There was an outstanding balance at June 30, 2006 of $50,000.  The principal amount of these notes are convertible immediately upon issuance into 18,519 shares of the Company’s common stock, par value $0.01 per share at the fixed rate $2.70 per share. The Company accrues interest at the stated rate on the notes and at the holder’s election they can also convert the accrued interest at a fixed rate of $2.70 per share.  During the year ended June 30, 2006 the Company paid $0 of the principal amount either in cash or shares of common stock.  During the year ended June 30, 2006, no interest was paid in cash, convertible notes and/or stock.  The number of shares issuable is capped because the maximum number of shares that the Company may have to issue is for the principal and accrued interest.  Detachable warrants for 4,630 common shares at a fixed exercise price of $3.00 per common share were issued in conjunction with this debt. The warrants expire in August 2010 and vest immediately.  The value assigned to the warrants was $7,170.  The fair value of warrants were determined using the Black Scholes model with a risk free interest rate of 4.18%, expected volatility of 100%, expected life of 5 years and closing price of $2.45. The Company then bifurcated the value of the warrants in accordance with EITF 98-5.  The value of the beneficial conversion feature was calculated using the intrinsic value and was recorded in accordance with EITF 00-27.  The total discount to the face value of the note was $14,341 and will be accreted over a period of one year.  During the year ended June 30, 2006, the Company recorded interest expense of $12,135 related to the accretion of the discount.

On August 17, 2005, the Company received a $20,000 from an individual who is an unrelated third party as convertible debt with detachable warrants.  The notes bear interest at 8% and are due in August 2006.  As of June 30, 2006, the interest rate was 8%. There was an outstanding balance at June 30, 2006 of $20,000.  The principal amount of these notes are convertible immediately upon issuance into 7,407 shares of the Company’s common stock, par value $0.01 per share at the fixed rate $2.70 per share. The Company accrues interest at the stated rate on the notes and at the holder’s election they can also convert the accrued interest at a fixed rate of $2.70 per share.  During the year ended June 30, 2006 the Company paid $0 of the principal amount either in cash or shares of common stock.  During the year ended June 30, 2006, no interest was paid in cash, convertible notes and/or stock.  The number of shares issuable is capped because the maximum number of shares that the Company may have to issue is for the principal and accrued interest.  Detachable warrants for 1,852 common shares at a fixed exercise price of $3.00 per common share were issued in conjunction with this debt. The warrants expire in August 2010 and vest immediately.  The value assigned to the warrants was $1,953.  The fair value of warrants were determined using the Black Scholes model with a risk free interest rate of 4.15%, expected volatility of 100%, expected life of 5 years and closing price of $1.70. The Company then bifurcated the value of the warrants in accordance with EITF 98-5.  The value of the beneficial conversion feature was calculated using the intrinsic value and was recorded in accordance with EITF 00-27.  The total discount to the face value of the note was $3,904 and will be accreted over a period of one year.  During the year ended June 30, 2006, the Company recorded interest expense of $3,304 related to the accretion of the discount.

On November 2, 2005, the Company received a total of $500,000 from two entities who are an unrelated third party as convertible debt with detachable warrants.  The notes bear interest at Wall Street prime plus four points, not less than 8% and are due in November 2007. There was an outstanding balance at June 30, 2006 of $500,000.  The principal amount of these notes are convertible immediately upon issuance into 277,778 shares of the Company’s common stock, par value $0.01 per share at the fixed rate $1.80 per share. The Company accrues interest at the stated rate on the notes and at the holder’s election they can also convert the accrued interest at a fixed rate of $1.80 per share.  During the year ended June 30, 2006 the Company paid $0 of the principal amount either in cash or shares of common stock.  During the year ended June 30, 2006, no interest was paid in cash, convertible notes and/or stock.  The number of shares issuable is capped because the maximum number of shares that the Company may have to issue is for the principal and accrued interest.  Detachable warrants for 333,334 common shares at a fixed exercise price of $3.00 per common share were issued in conjunction with this debt. The warrants expire in November 2010 and vest immediately.  The value assigned to the warrants was $66,100.  The fair value of warrants were determined using the Black Scholes model with a risk free interest rate of 4.50%, expected volatility of 100%, expected life of 5 years and closing price of $1.35. The Company then bifurcated the value of the warrants in accordance with EITF 98-5.  The value of the beneficial conversion feature was calculated using the intrinsic value and was recorded in accordance with EITF 00-27.  The total discount to the face value of the note was $396,598 and will be accreted over a period of two years.  During the year ended June 30, 2006, the Company recorded interest expense of $181,302 related to the accretion of the discount.

On January 27, 2006, the Company received a total of $5,000,000 from three entities who are an unrelated third parties as convertible debt with detachable warrants.  The notes bear interest at Wall Street prime plus four points, not less than 8% and are due in July 2008. There was an outstanding balance at June 30, 2006 of $5,000,000.  The principal amount of these notes are convertible immediately upon issuance into 2,777,778 shares of the Company’s common stock, par value $0.01 per share at the fixed rate $1.80 per share. The Company accrues interest at the stated rate on the notes and at the holder’s election they can also convert the accrued interest at a fixed rate of $1.80 per share.  During the year ended June 30, 2006 the Company paid $0 of the principal amount either in cash or shares of common stock.  During the year ended June 30, 2006, no interest was paid in cash, convertible notes and/or stock.  The number of shares issuable is capped because the maximum number of shares that the Company may have to issue is for the principal and accrued interest.  Detachable warrants for a total of 2,777,780 common shares, of that amount 1,388,890 have a fixed exercise price of $2.40 and 1,388,890 can be exercised at $3.40 per common share, were issued in conjunction with this debt. The warrants expire in January 2009 and vest immediately.  The value assigned to the warrants was $2,162,892.  The fair value of warrants were determined using the Black Scholes model with a risk free interest rate of 4.46%, expected volatility of 100%, expected life of 3 years and closing price of $2.30. The Company then bifurcated the value of the warrants in accordance with EITF 98-5.  The value of the beneficial conversion feature was calculated using the intrinsic value and was recorded in accordance with EITF 00-27.  The total discount to the face value of the note was $5,714,673 and will be accreted over a period of two and a half years.  During the year ended June 30, 2006, the Company recorded interest expense of $1,106,066 related to the accretion of the discount.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

On March 8, 2006, the Company received a total of $1,950,000 from seven entities who are an unrelated third parties as convertible debt with detachable warrants.  The notes bear interest at Wall Street prime plus four points, not less than 8% and are due in September 2008. There was an outstanding balance at June 30, 2006 of $1,950,000.  The principal amount of these notes are convertible immediately upon issuance into 1,083,333 shares of the Company’s common stock, par value $0.01 per share at the fixed rate $1.80 per share. The Company accrues interest at the stated rate on the notes and at the holder’s election they can also convert the accrued interest at a fixed rate of $1.80 per share.  During the year ended June 30, 2006 the Company paid $0 of the principal amount either in cash or shares of common stock.  During the year ended June 30, 2006, no interest was paid in cash, convertible notes and/or stock.  The number of shares issuable is capped because the maximum number of shares that the Company may have to issue is for the principal and accrued interest.  Detachable warrants for a total of 891,118 common shares, of that amount 445,559 have a fixed exercise price of $2.40 and 445,559 can be exercised at $3.40 per common share, were issued in conjunction with this debt. The warrants expire in March 2009 and vest immediately.  The value assigned to the warrants was $1,384,832.  The fair value of warrants were determined using the Black Scholes model with a risk free interest rate of 4.77%, expected volatility of 100%, expected life of 3 years and closing price of $5.80. The Company then bifurcated the value of the warrants in accordance with EITF 98-5.  The value of the beneficial conversion feature was calculated using the intrinsic value and was recorded in accordance with EITF 00-27.  The total discount to the face value of the note was $1,950,000 and will be accreted over a period of two and a half years.  During the year ended June 30, 2006, the Company recorded interest expense of $260,000 related to the accretion of the discount.  There are two convertible notes that have registration rights and penalties.  The Company received notices one entity to waive all registration rights penalties.  The other entity has a registration right penalty of 2% for each 30 day period.  As the penalties become probable the Company estimates and accrues the penalties and records as a contingent liability.  As of June 30, 2006, the Company has estimated penalties of $0.

On March 14, 2006, the Company converted $98,494 accrued interest into convertible debt with detachable warrants.  The notes bear interest at Wall Street prime plus four points, not less than 8% and are due in September 2008. There was an outstanding balance at June 30, 2006 of $98,494.  The principal amount of these notes are convertible immediately upon issuance into 54,719 shares of the Company’s common stock, par value $0.01 per share at the fixed rate $1.80 per share. The Company accrues interest at the stated rate on the notes and at the holder’s election they can also convert the accrued interest at a fixed rate of $1.80 per share.  During the year ended June 30, 2006 the Company paid $0 of the principal amount either in cash or shares of common stock.  During the year ended June 30, 2006, no interest was paid in cash, convertible notes and/or stock.  The number of shares issuable is capped because the maximum number of shares that the Company may have to issue is for the principal and accrued interest.  Detachable warrants for a total of 55,000 common shares, of that amount 27,500 have a fixed exercise price of $2.40 and 27,500 can be exercised at $3.40 per common share, were issued in conjunction with this debt. The warrants expire in March 2009 and vest immediately.  The value assigned to the warrants was $72,879.  The fair value of warrants were determined using the Black Scholes model with a risk free interest rate of 4.72%, expected volatility of 100%, expected life of 3 years and closing price of $6.55. The Company then bifurcated the value of the warrants in accordance with EITF 98-5.  The value of the beneficial conversion feature was calculated using the intrinsic value and was recorded in accordance with EITF 00-27.  The total discount to the face value of the note was $98,494 and will be accreted over a period of two and a half years.  During the year ended June 30, 2006, the Company recorded interest expense of $13,133 related to the accretion of the discount.

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

During the years ended June 30, 2006 and June 30, 2005, the Company recorded interest expense totaling $4,770,651 and $526,437, respectively.

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

The Company received a total of $1,024,000 from M4 Capital, an entity controlled and owned by family members of an officer of the Company.  The promissory note for $200,000 is due in August 2006 and bears interest of 12% per annum.  The entire balance of principal and interest is due upon maturity.  The promissory note for the remaining $824,000 is due upon demand within 10 days of notice from M4 Capital and bears interest at 13.25% with a default rate of 15% per annum.  The entire balance of principal and interest is due upon maturity.

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

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10. Acquisitions and Goodwill

In October 2004, the Company’s directors approved a merger with EMC Packaging, Inc. (“EMC”) whereby the Company would acquire EMC as a wholly owned subsidiary. For accounting purposes, the combination was treated as an issuance of shares for cash by the Company and is considered a business combination and has been accounted for with the purchase method. EMC is primarily engaged in the manufacturing and sales of packaged refrigerants for the automotive and dusting markets. In consideration for their EMC shares of common stock, the EMC stockholders received an aggregate of 229,680 shares of the Company’s common stock, valued at $808,474, in exchange for 100% of the issued and outstanding stock of EMC. The Company, as the new parent company of EMC and through EMC, intends to continue to market and sell the products that had been offered by EMC prior to the acquisition.

The cost in excess of net assets acquired has been recorded as Goodwill on the Company’s financials.

Purchase price of EMC	$ 808,474
Less Assets acquired	(1,730,325)
Add Liabilities assumed	1,339,880
Adjust to fair market value	755,380
Cost in excess of net assets acquired	$ 1,173,409

As of June 30, 2005, the Company entered into an agreement to acquire one hundred percent (100%) ownership of Unifide Industries, Limited Liability Company, a New Jersey limited liability company (“Unifide”), a leading marketer and seller of automotive chemicals and additives. Under the agreement among the Company, Unifide and Barry J. Margulis and Scott L. Margulis (together, the “Members”), the Company acquired one hundred percent (100%) of the membership interests of Unifide for consideration consisting of (i) $800,000 in cash, (ii) promissory notes of $1.2 million, (iii) 350,000 shares (subject to adjustment) of the Company’s common stock, par value $.001 per share, and (iv) options to certain of Unifide’s employees (excluding the Members) to purchase 20,000 shares of the Company’s Common Stock under the Company’s 2004 Stock Option Plan. Additionally, the Company agreed that Unifide would enter into employment agreements with each of the Members. As a result of the agreement, Unifide has become a wholly owned subsidiary of the Company.

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

As of June 30, 2005, the Company entered into an agreement to acquire one hundred percent (100%) ownership of Todays Way Manufacturing, LLC, a New Jersey limited liability company (“Todays Way”), a manufacturer of automotive and household consumer products. Under the agreement among the Company, Todays Way and the Members, the Company acquired one hundred percent (100%) of the membership interests of Todays Way from the Members for consideration consisting of (i) $200,000 in cash, (ii) promissory notes of $300,000, (iii) 150,000 shares (subject to adjustment) of the Company’s common stock, and (iv) options to the Members to purchase an aggregate of 75,500 shares of the Company’s Common Stock under the Company’s 2004 Stock Option Plan. As a result of the acquisition, Todays Way has become a wholly owned subsidiary of the Company.

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

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

The Company signed a Membership Interest Purchase Agreement (the "Agreement") on January 17, 2006, to acquire the Pitt Penn Group (as herein defined), a supplier of automotive and chemical products based outside of Pittsburgh, Pennsylvania. The Company closed the transaction and completed the acquisition of the Pitt Penn Group on January 31, 2006. Effective as of that date, Spinwell (as herein defined) has operated as a wholly owned subsidiary of the Company. Pursuant to the Agreement, the Company has purchased from the sellers set forth in the Agreement one hundred percent (100%) of the membership interests of Spinwell Holding Company, LLC, a limited liability company organized under the laws of the State of Ohio (“Spinwell”), which owns all of the issued and outstanding membership interests of (i) Pitt Penn Oil Co., LLC, a limited liability company organized under the laws of the State of Ohio, and (ii) Pitt Penn Oil DISC Company, a Delaware corporation (together, the "Pitt Penn Group" or "Pitt Penn"), for consideration consisting of an aggregate amount of four million dollars ($4,000,000) subject to adjustment as provided in the Agreement. The terms of the Agreement were determined by arms' length negotiations between the parties. The purchase price was $4,000,000 of which $3,500,000 was paid in cash and the remaining $500,000 in the form of a promissory note.  There was no payment in shares of common stock or options. There were no intangible assets identified because the purchase price was allocated to the tangible assets of Spinwell Holding Co, LLC. The Company, as the new parent company of the Pitt Penn Group and through the Pitt Penn Group, intends to continue to market and sell the products offered by the Pitt Penn Group prior to the purchase of the Pitt Penn membership interests under the Agreement. The Pitt Penn Group produces private label products including engine oil, transmission oil, antifreeze, washer solvent, brake fluid and gasoline additives. The Company has commenced moving some of its existing operations into Pitt Penn's facilities, which were being utilized at less than full capacity.

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

Note 13. Fair Values of Financing Instruments

The carrying amounts and fair values of the Company’s financial instruments are determined as described in Note 1, Company Background and Summary of Significant Accounting Policies, Fair Values of Financial Instruments and are summarized as follows:

	June 30, 2006
	Carrying Amount	Fair Value

Cash	$308,375	$308,375
Restricted cash	$500,000	$500,000
Investment	$441,930	$441,930
Indebtedness	$21,450,060	$21,450,060

The following methods and assumptions were used to estimate the fair value of each class of financial instruments for which it is practicable to estimate that value.

Cash and restricted cash

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

Note 15. Investment in Common Stock

The following table shows the Company’s fair market value method of investments’ gross unrealized losses and fair value, aggregated by length of time that individual securities have been in a continuous unrealized loss position, at June 30, 2006:

	Less Than 12 Months		12 Months or More		Total
Description of Securities	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses
Investments in equity securities carried at fair market value	$ -0-	$ -0-	$441,930	$2,498,885	$441,930	$2,498,885

The nature of the investment is shares of common stock in Power 3 Medical Products.  The aggregate fair market value of the Company’s investments totaled $441,930 at June 30, 2006. The investments were evaluated for impairment pursuant to FAS-107, Disclosures about Fair Value of Financial Instruments, and the Company did not identify any events or changes in circumstances that may have had a significant adverse effect on the fair value of those investments.  The Company evaluated factors such as the volatility and the historical stock prices and deemed that no impairment was necessary as of June 30, 2006.

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

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 18. Investment in Power 3 stock

Sale of securities

During the year ended June 30, 2006, the Company sold 5,982,451 shares of its Power3 shares for cash of $133,423 and notes receivable of $500,000 and recorded a gain on the sale of securities of $574,238.

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

On January 9, 2006, the Company received a default judgment with respect to the lawsuit filed against Elora Resources S.A., a Panamanian corporation (“Elora”). The Company had filed such lawsuit in the United States District Court, District of Nevada, claiming that Elora had been fraudulently issued shares of the Company’s common stock. Elora was engaged as an advisor to the Company on April 20, 2004 and 500,000 shares of the Company’s common stock were issued to Elora as compensation for its services; however, to the Company’s knowledge, no advisory services have ever been performed by Elora. As a result of such default judgment, the United States District Court, District of Nevada granted the Company the authority to cancel the 5,000,000 shares of its common stock issued to this entity.

On December 13, 2005, Trinity Bui filed suit in the Supreme Court of the State of new York, County of New York, against the Company alleging that it was in breach of certain notes payable to Ms. Bui and her investment company. Ms. Bui seeks payment of the notes and other unquantified damages. The Company believes that it has adequate defenses against such claims. The Company believes that the notes payable are properly accounted for in its financial statements. There can be no assurance that the Company will be successful in defending such claims.  As of June 30, 2006, the Company had restricted cash of $500,000 which consisted of funds held in an attorney’s escrow account to satisfy the settlement above.

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

As previously stated above, on May 18, 2004, the Company sold all of its assets including its wholly owned subsidiary in exchange for fifteen million shares of Power 3 Medical Products, Inc. stock and the assumption of certain liabilities by Power 3 which were held by the subsidiary and the repayment of all other indebtedness by certain shareholders of the Company. As such the Company should have had no liabilities as of May 18, 2004. The Company is taking this position based upon advice of legal counsel. If the Company is found to be responsible for the payment of any of these liabilities, it would have indemnification rights against either Power 3 or those certain shareholders who signed the Asset Purchase Agreement. During the year ended June 30, 2004, the Company eliminated total debt of approximately $2.9 million. In connection with this dispute, the Company has cancelled the debt of certain former officers, directors and shareholders totaling $699,453 during the quarter ended March 31, 2005 based on a determination that such debt should have been either assumed by Power 3 or paid by the shareholder upon consummation of the Power 3 transaction. While the Company believes that it has a valid basis for such cancellation, there can be no assurance that the cancellation of the liabilities will not be disputed. This cancelled debt was comprised of $388,115 of notes payable, $123,382 of accrued interest, $92,663 of credit card.  There are no disputed liabilities recorded on the balance sheet as of June 30, 2006.

INDUSTRIAL ENTERPRISES OF AMERICA, INC.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

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